Form 10QSB
period 2001-06-30
TREK RESOURCES INC
filed 2001-08-14
CIK 1133932

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-32491

                              TREK RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                               75-2416059
----------------------------                                  ----------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation or                                     Identification No.)
        organization)


             4925 GREENVILLE AVENUE, SUITE 955, DALLAS, TEXAS 75206
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (214) 373-0318


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Number of Shares
          Title of each Class                     Outstanding at August 8, 2001
Common Stock par value $0.01 per share                       35,367,308

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [X]


================================================================================

                              TREK RESOURCES, INC.

                                      INDEX


                                                                                                     PAGE NO.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Balance Sheets -
                June 30, 2001 and September 30, 2000.................................................    3
             Condensed Statements of Operations -
                Three and nine months ended June 30, 2001 and 2000...................................    4
              Condensed Statements of Cash Flows -
                Nine months ended June 30, 2001 and 2000.............................................    5
             Notes to Condensed Financial Statements.................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................   12

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................   18

PART I - FINANCIAL INFORMATION

         Item 1- Financial Statements (Unaudited)

                              Trek Resources, Inc.

                            Condensed Balance Sheets
                                   (Unaudited)



                                                                    JUNE 30,         SEPTEMBER 30,
                                                                      2001               2000
                                                                  ------------       ------------
ASSETS
Current assets:
  Cash                                                            $    424,009       $    577,123
  Accounts receivable, net                                           1,180,896          1,234,928
                                                                  ------------       ------------
Total current assets                                                 1,604,905          1,812,051

Property and equipment, at cost, less accumulated
  Depreciation and depletion of $3,976,148 and
  $3,448,789 at June 30, 2001 and September 30,
  2000, respectively                                                11,450,305          9,434,898
Other assets                                                           154,868            128,756
                                                                  ------------       ------------
Total assets                                                      $ 13,210,078       $ 11,375,705
                                                                  ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $    878,331       $    894,887
  Current portion of long-term debt                                     37,820            320,000
  Payable to related party                                                  --             70,000
  Drilling advances                                                    212,620                 --
  Derivatives                                                            6,648                 --
                                                                  ------------       ------------
    Total current liabilities                                        1,135,419          1,284,887

Long-term debt                                                       9,820,000          8,720,000

Commitments and contingencies (See accompanying notes.)

Stockholders' equity:
  Preferred stock, $0.10 par value                                          --            314,936
  Common stock, $0.01 par                                              353,673            164,786
  Treasury stock                                                            --            (47,886)
  Additional paid-in capital                                         7,462,407          7,384,244
  Accumulated other comprehensive income-
   Effect of adopting SFAS No. 133                                     (56,950)                --
  Accumulated deficit                                               (5,504,471)        (6,445,262)
                                                                  ------------       ------------
Total stockholders' equity                                           2,254,659          1,370,818
                                                                  ------------       ------------
Total liabilities and stockholders' equity                        $ 13,210,078       $ 11,375,705
                                                                  ============       ============


See accompanying notes.

                              Trek Resources, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                       2001              2000              2001               2000
                                                   ------------      ------------      ------------      ------------
Revenues-
  Oil and gas sales                                $  1,681,607      $    380,617      $  5,493,935      $  1,154,062

Costs and expenses:
  Lease operating expenses                              842,826           182,748         2,588,433           448,582
  General and administrative                            299,543           104,773           902,886           211,424
  Depreciation, depletion and
   Amortization                                         206,967            50,011           527,359           253,297
                                                   ------------      ------------      ------------      ------------
Total costs and expenses                              1,349,336           337,532         4,018,678           913,303
                                                   ------------      ------------      ------------      ------------

Income from operations                                  332,271            43,085         1,475,257           240,759
Other income (expenses):
  Interest expense                                     (177,237)          (91,553)         (592,888)         (273,282)
  Gain (loss) in fair value of derivatives,
    net of $52,183 and $200,789 in
   Settlement losses, respectively                      (57,753)               --           (17,457)               --
  Other                                                  49,033            18,517            75,879            37,760
                                                   ------------      ------------      ------------      ------------
Total other income (expenses)                          (185,957)          (73,036)         (534,466)         (235,522)
                                                   ------------      ------------      ------------      ------------
Net income (loss)                                  $    146,314      $    (29,951)     $    940,791      $      5,237
                                                   ============      ============      ============      ============


Weighted average common shares
  Outstanding                                        35,367,308        13,678,311        28,119,731        13,678,311
                                                   ============      ============      ============      ============

Net income per share:
 Basic                                             $      0.004      $     (0.002)     $      0.033      $      0.000
                                                   ============      ============      ============      ============
 Diluted                                           $      0.004      $     (0.002)     $      0.026      $      0.000
                                                   ============      ============      ============      ============

See accompanying notes.

                              Trek Resources, Inc.
                       Condensed Statements of Cash Flows
                           Nine months ended June 30,
                                   (Unaudited)


                                                                 2001              2000
                                                             -----------       -----------
OPERATING ACTIVITIES
 Net income                                                    $   940,791    $     5,237
 Adjustments to reconcile net income to net cash
  Provided by (used by) operating activities:
    Depreciation, depletion and amortization                       527,359        253,297
    Change in fair value of derivatives                              6,648             --
    Cumulative effect of adoption, SFAS No. 133                   (227,800)            --
    Amortization of change in fair value of
       derivatives                                                 170,850             --
    Amortization of deferred financing costs                        12,849          2,160
    Sale of marketable securities                                       --        (15,514)
    Stock portion of compensation expense                               --          3,064
    Other                                                               --             --
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                      54,032       (104,214)
    Decrease in accounts payable and
       accrued liabilities                                         (56,556)       137,601
    Increase in drilling advances                                  212,620             --
    Other                                                          (24,113)            --
                                                               -----------    -----------
 Net cash provided by operating activities                       1,616,680        281,631

INVESTING ACTIVITIES
 Additions to property and equipment                            (2,547,469)    (2,894,231)
 Sale of oil and gas properties                                      4,703        997,013
 Additions to other property and equipment                              --         (4,464)
 Purchases of marketable securities                                     --        (13,561)
 Proceeds from sale of marketable securities                            --         61,717
 Decrease in other assets                                            3,625          1,785
                                                               -----------    -----------
 Net cash used by investing activities                          (2,539,141)    (1,851,741)

FINANCING ACTIVITIES
 Proceeds from long-term borrowings, net of
   deferred financing costs                                      1,419,347      2,690,750
 Repayments of long-term debt                                     (620,000)      (620,000)
 Repayments of other notes                                              --         (2,725)
 Repayments on related party note                                  (30,000)       (54,790)
                                                               -----------    -----------
 Net cash provided by financing activities                         769,347      2,013,235
                                                               -----------    -----------

 Net increase (decrease) in cash                                  (153,114)       443,125
 Cash and cash equivalents at beginning
   of period                                                       577,123         76,450
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   424,009    $   519,575
                                                               ===========    ===========


See accompanying notes.

                              TREK RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



GENERAL

Trek Resources, Inc. ("Trek" or the "Company"), is a Dallas-based domestic oil and gas acquisition, exploration and production company with oil and gas assets principally in Texas and Oklahoma.

In the opinion of management, the accompanying unaudited condensed financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the three months and nine months ended June 30, 2001 and 2000 and its cash flows for the nine months ended June 30, 2001 and 2000. The results for the three and nine months ended June 30, 2001 are not necessarily indicative of the final results to be expected for the full year.

The condensed financial statements should be read in conjunction with the Notes to Financial Statements, which are included as part of the Company's Registration Statement on Form 10-SB for the year ended September 30, 2000, which was filed on March 26, 2001, and subsequently amended on May 25, 2001 and July 24, 2001.

ACQUISITIONS OF OIL AND GAS PROPERTIES

On May 10, 2001, the Company completed an acquisition of oil and gas properties in Cottle and King Counties, Texas from Gus Edwards Co. for cash of $1,500,000, subject to adjustment. Of this amount, $1,400,000 was financed by drawdowns from the Company's bank credit facility. The following unaudited pro forma results of operations for the nine months ended June 30, 2000 and June 30, 2001 assume that this acquisition occurred as of October 1, 1999 and October 1, 2000, respectively:

                                             June 30, 2000     June 30, 2001
                                             -------------     -------------
Net sales and other operating revenues         $5,528,000        $5,840,000
Net income                                     $1,493,000        $1,004,000
Net income per share:
  Basic                                        $    .0109        $    0.036
  Diluted                                      $    .0046        $    0.028


Two additional acquisitions of properties in Cottle and King Counties were completed in May and June 2001 for $260,000 cash. The results of operations for these properties, including those acquired from Gus Edwards Co., are reflected in the accompanying statement of operations from the closing dates of each transaction.

RISK MANAGEMENT AND RECENT ACCOUNTING PRONOUNCEMENT

As of September 30, 2000, the Company had a financial swap in place for crude oil sales of 200 Bbls per day through September 1, 2001. Monthly settlements with the financial counterparty are based on the difference between an agreed upon fixed price of $26.25 per Bbl due the Company and a floating price payable to the counterparty. The floating price represents the monthly average closing price for West Texas Intermediate Crude Oil ("WTI") as traded on the New York Mercantile Exchange ("NYMEX").

During the nine months ended June 30, 2001, the Company entered into a financial swap covering 90 Bbls of crude oil per day at a fixed price of $25.47 from April 1, 2001 through December 31, 2001, a $23.00 fixed price put option or "floor" associated with 200 Bbls per day from September 1, 2001 through December 31, 2001, a January 2002 costless collar covering 290 Bbls per day at a fixed floor price of $20.00 and a fixed ceiling price of $29.63, and a February 2002 costless collar covering 290 Bbls per day at a fixed floor price of $23.00 and a fixed ceiling price of $28.50. The premium associated with the $23.00 fixed price floor was $1.55 per Bbl, which is payable $9,753, $10,141, $9,877 and $10,271 over each of four months beginning October 31, 2001. In July 2001, the Company initiated a costless collar for 260 Bbls of crude oil per day from May 1-31, 2001 with a fixed floor price of $22.00 and a fixed ceiling price of $25.81. Under these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average NYMEX closing prices for WTI each business day during the monthly period. Payments to or from each financial counterparty are due 30-days following each settlement month. These instruments are secured by a $360,000 irrevocable standby letter of credit.

For the three months and nine months ended June 30, 2001, the Company realized settlement losses on crude oil hedges of $52,183 and $200,789, respectively, which are reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

The Company adopted Financial Accounting Standards Board Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2000. SFAS No. 133 has established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company. At the date the Company initially adopted SFAS 133, it elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income in the period during which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

The cumulative effect of adopting SFAS No. 133 by the Company as of October 1, 2000 was a loss of $227,800 and is shown as a component of comprehensive income in the accompanying condensed balance sheet along with related amortization of $47,090 and

$170,850, respectively, for the three months and nine months ended June 30, 2001. The remaining unamortized component of comprehensive income will be amortized into current income within one year. The fair value of derivatives represented a loss of $6,648 at June 30, 2001.

LONG-TERM DEBT

Under the terms of its bank credit facility (the "Facility"), the Company may borrow up to $25,000,000 through June 1, 2003. Borrowings under the Facility are limited to a borrowing base that is periodically reviewed and adjusted by the bank in accordance with its estimate of reserve values. At June 30, 2001, the Company's borrowing base was $10,400,000.

The Facility contains certain financial and operational covenants, the most restrictive of which require the Company to maintain minimum cash flows and net worth. Additionally, the Facility does not allow the payment of cash dividends to stockholders at any time during the term of the agreement. As of September 30, 2000, the Company was not in compliance with the bank's net worth covenant, which at that time required the Company to maintain a minimum net worth of $5,500,000, as adjusted. This requirement was subsequently waived for all periods prior to September 30, 2000, at which time the minimum was re-established at $1,100,000 plus 50% of positive net income and 100% of equity infusions for all periods subsequent to September 30, 2000. The bank has also waived instances of noncompliance with various other covenants. The Company was in compliance with all such covenants at June 30, 2001.

The Facility is collateralized by substantially all of the Company's oil and gas properties. Outstanding borrowings under the Facility at June 30, 2001 were $9,820,000. Related deferred financing costs of $29,948 at June 30, 2001 are reflected in other assets, net of accumulated amortization.

On July 9, 2001, the bank completed a redetermination of the Company's borrowing base, which was established at $12,000,000, subject to a monthly reduction of $125,000 commencing August 1, 2001. A related amendment to the credit facility will allow the Company to finance borrowings at LIBOR plus 2.5%, or at the bank's prime interest rate, and require that the Company maintain a quarterly interest coverage of at least 2.5 times earnings before interest, depreciation, depletion and amortization and other non-cash items, and income taxes, through December 31, 2001, and 3.0 times thereafter. This requirement will replace the existing minimum cash flow covenant in the original credit facility. On August 1, 2001, the Company had a remaining borrowing capacity of $2,055,000.

DRILLING ADVANCES

During the third quarter of 2001 the Company received drilling advances from joint interest owners that will be applied toward the payment of drilling costs to be incurred during the fourth quarter of 2001. Such outstanding advances amounted to $212,620 at June 30, 2001.

STOCKHOLDERS EQUITY

The following table reflects the affect of the Company's re-incorporation merger on February 7, 2001, at which time each outstanding share of the Company's common stock, par value $.01177 per share, was converted into equivalent common shares, $.01 par value per share, of a new Delaware corporation. All shares of the Company's previously outstanding preferred stock were converted into shares of the Company's common stock before the effective date of the merger at the option of the Company's preferred shareholders. The par value of the common stock shown in the accompanying financial statements has been restated to reflect the retroactive effect of the merger. Had the re-incorporation merger occurred on September 30, 2000 and the conversion of all then outstanding preferred shares occurred immediately beforehand, the number of common shares outstanding on that date would have been 35,367,308.



                                                                                                 Additional
                                      Preferred Stock                  Common Stock               Paid-In           Treasury
                                  Shares          Amount           Shares          Amount          Capital           Stock
                                ---------      -----------       ----------     -----------      -----------      -----------
Balances at
September 30, 2000              3,149,360      $   314,936       16,478,648     $   186,833      $ 7,362,197      $   (47,886)
Change in common stock
par value                                                                           (22,047)          22,047
Reincorporation
merger                                                                                               (47,886)          47,886
Conversion of
preferred stock                (3,148,110)        (314,811)      18,888,660         188,887          125,924
Cancellation of
preferred stock                    (1,250)            (125)                                              125
                                ---------      -----------       ----------     -----------      -----------      -----------
Balances at
June 30, 2001                          --      $        --       35,367,308        $353,673       $7,462,407      $        --
                                =========      ===========       ==========     ===========      ===========      ===========


COMMITMENTS AND CONTINGENCIES

In 1999, the Company filed criminal charges in three counties in Oklahoma against a former independent contract pumper for theft of oil field tubing and surface equipment. The pumper has plead no contest in all cases and was given suspended or deferred sentences and ordered to make restitution of a portion of the costs. In one county, the pumper paid his court costs with a bogus check and the district attorney is attempting to revoke the suspended sentence and is filing bogus check charges as well. The Company has also commenced civil complaints in the federal court in Oklahoma against the pumper and several of the companies that assisted in the removal or sale of the tubing and equipment. The Company is seeking damages for the loss of its tubing and equipment, restoration costs, and lost revenues.

Certain of the defendants in the initial lawsuit have filed counter claims against the Company and its contract operator, alleging such acts by the pumper were authorized by an agent of the Company, and seek payment for their services of approximately $25,000 plus attorneys' fees and other out-of-pocket costs. Also, one of the defendants has filed a claim against the Company's former President alleging slander and seeking unspecified damages. The Company has agreed to indemnify and defend the past President. In the opinion of the Company, the counter claims have not been made in good faith and are frivolous. The Company further believes that the slander claim is without merit.

The Company attempted to settle the matters through mediation but was unsuccessful. The Company does not believe these matters will have a material, adverse effect of the Company's results of operations or financial condition.

In the course of its business affairs and operations, the Company is subject to further litigation and possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation. There are no matters that the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

STATEMENTS OF CASH FLOW

Supplemental disclosures of cash payments and noncash investing and financing activities for the nine months ended June 30 are as follows:

                                                                                  2001            2000
                                                                                ---------      ---------
Cash paid during the year for:
  Interest                                                                      $ 605,737      $ 484,743
Noncash investing and financing activities:
 Conversion of preferred stock into common stock:
     Preferred stock                                                              314,811         49,000
     Common stock                                                                (188,887)       (29,400)
     Additional paid in capital                                                  (125,924)       (19,600)
 Oil and gas property acquisition financed by production payment:
     Oil and gas properties                                                            --        438,351
     Deferred revenue                                                                  --       (438,351)
 Issuance of common stock for property and equipment and compensation:
     Oil and gas properties                                                            --        200,000
     Compensation expense                                                              --          3,064
     Common stock                                                                      --        (10,253)
     Additional paid in capital                                                        --       (192,811)
 Exchange of oil and gas properties and other assets to related party for forgiveness and assumption of debt:
     Oil and gas properties                                                            --        (71,421)
     Other property and equipment                                                      --        (47,106)
      Payable to related parties ($160,000 less $54,790 cash
       payment)                                                                        --        105,210
      Long-term debt                                                                   --         13,317

INCOME PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three months and nine months ended June 30, 2001 and 2000. The diluted loss per share for the three months ended June 30, 2000, excludes the assumed conversion of the preferred shares since the inclusion would be anti-dilutive.



                                                    INCOME (LOSS)         SHARES         PER SHARE
                                                     (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                    -------------      -------------     ----------
Three months ended June 30, 2000
  Net loss                                           $   (29,951)
  Basic and diluted loss per share                                      13,678,311        $(0.002)
                                                                        ==========        =======

Nine months ended June 30, 2000
  Net income                                         $     5,237
  Basic income per share                                                13,678,311        $ 0.000
                                                                        ==========        =======
  Effect of preferred shares                                            18,983,239
                                                     -----------
  Diluted net income                                 $     5,237
  Diluted income per share                           ===========        32,661,550        $ 0.000
                                                                        ==========        =======

Three months ended June 30, 2001
  Net income                                         $   146,314
  Basic and diluted income per share                                    35,367,308        $ 0.004
                                                                        ==========        =======

Nine months ended June 30, 2001
  Net income                                         $   940,791
  Basic income per share                                                28,119,731        $ 0.033
                                                                        ==========        =======
  Effect of preferred shares                                             7,250,022
 Common share equivalents-stock options                                    280,000
                                                     -----------        ----------
  Diluted net income                                 $   940,791
                                                     ===========
    Diluted income per share                                            35,649,753        $ 0.026
                                                                        ==========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the information in this quarterly report on Form 10-QSB may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. These uncertainties and events may cause our actual results to differ materially from those contained in any forward-looking statement.

OUR RESULTS OF OPERATIONS

         Comparison of the Three Months Ended June 30, 2000 and 2001

         Net income for the three months ending June 30, 2001 was $146,000 or $0.004 per diluted share, compared to a loss of $30,000, or $0.002 per diluted share for the same period in the prior year. Our results of operations for the third quarter of fiscal 2001 were favorably impacted by acquisitions and the resulting increase in oil and natural gas volumes, as well as higher natural gas prices. Offsetting those effects were lower oil prices, higher general and administrative expenses, lease operating expenses, interest and realized and unrealized losses on derivatives.

         Revenues

         Oil and natural gas sales were $1.7 million during the three months ended June 30, 2001, compared to $400,000 for the comparable period in 2000. Approximately $1.2 million of this increase was due to additional sales volume during fiscal 2000, primarily as a result of current year and prior year acquisitions. The remaining $100,000 of the increase resulted from higher natural gas prices, offset in part by reduced oil prices. Weighted average quarterly prices were $24.75 per barrel ("Bbl") of oil and $4.29 per thousand cubic feet ("Mcf") of natural gas for this three-month period in 2001, compared to $27.24 per Bbl and $3.09 per Mcf during the corresponding period in 2000. Amortization of the cumulative effect of adopting SFAS No.133 as of October 1, 2000, in the amount of $47,000, is shown as a reduction of oil and natural gas sales in our financial statements.

         We sold 37 thousand barrels of oil ("MBbls") during the three months ended June 30, 2001, versus 4 MBbls for the same period in 2000. Corresponding natural gas sales for these periods were 189 million cubic feet ("MMcf") in 2001 and 88 MMcf in 2000. This increase in oil and natural gas production was primarily a result of acquisitions that we made in late fiscal 2000.

         Costs and Expenses

         Our lease operating expenses for the three months ended June 30, 2001 amounted to $843,000, a $660,000 increase from the $183,000 of expenses incurred for the same period during 2000. The increase was primarily due to acquisitions, including the addition of high-cost water flood projects. Additional repairs and workovers of both newly acquired and existing properties accounted for approximately $150,000 of the increase. Based on our current projections, we expect workover expenditures to slightly decline during the remainder of fiscal 2001. Furthermore, we anticipate that workover expenditures for our existing producing wells will continue to decrease in the future. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $10.11 during the quarter ending June 30, 2001, compared to $9.79 for the same period in 2000.

         Our general and administrative expenses for the three months ending June 30, 2001 were $300,000, a $195,000 increase from the $105,000 of expenses incurred during the same period in 2000. This increase primarily resulted from legal and other professional fees associated with our preparation and filing of a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in March 2001, which was amended and re-filed in May and July 2001. Additionally, our recent growth has resulted in a need for more office space and increased expenditures for corporate staff.

         Depreciation, depletion and amortization was $207,000 for the three months ended June 30, 2001, an increase of $157,000 from the $50,000 of expense reported during the same period in 2000. Our increase in depreciation, depletion and amortization resulted from the effect of acquisitions and the resulting increases in both sales volumes and depletable cost.

         Other Income and Expenses

         We incurred $177,000 of interest expense during the three month period ended June 30, 2001, an increase of $85,000 from the $92,000 of interest expended during the same period in 2000. The increase stems from additional borrowings made under our credit facility to finance acquisitions, offset in part by lower average interest rates.

         Other income for the third quarter of fiscal 2001 includes an unrealized loss that resulted from a decrease in the fair value of derivative instruments. This came about as a result of our adoption of SFAS No. 133. On June 30, 2001, outstanding hedges had an aggregate negative value of $6,648. This decrease in value ($5,570), including settlement losses of $52,183 incurred during the quarter ended June 30, 2001, was reported as a loss-component of other income in our statement of operations.

         Comparison of the Nine Months Ended June 30, 2000 and 2001

         Net income for the nine months ending June 30, 2001 was $940,791 or $0.026 per diluted share, compared to $5,237 for the same period in the prior year. Our results of operations for the first nine months of fiscal 2001 were favorably affected by acquisitions and increases in oil and natural gas prices. Offsetting those effects were higher general and administrative expenses, lease operating expenses and interest.

         Revenues

         Oil and natural gas sales were $5.5 million during the nine months ended June 30, 2001, compared to $1.2 million for the comparable period in 2000. Approximately $3 million of this increase was due to additional sales volume during fiscal 2001. The remaining $1.5 million of the increase resulted from higher oil and natural gas prices. Weighted average prices were $28.10 per Bbl and $5.39 per Mcf of natural gas for this nine-month period in 2001, compared to $25.93 per Bbl and $2.61 per Mcf during the corresponding period in 2000. Amortization of the cumulative effect of adopting SFAS No.133 on October 1, 2000, in the amount of $170,850, is included as a reduction of oil and natural gas sales during the nine months ended June 30, 2001. See "Hedging Activities" below.

         We sold 111 MBbls of oil during the nine months ended June 30, 2001, versus 14 MBbls for the same period in 2000. Corresponding natural gas sales for these periods were 471 MMcf in 2001 and 291 MMcf in 2000. This increase in oil and natural gas production was primarily a result of acquisitions completed in late fiscal 2000.

         Costs and Expenses

         Our lease operating expenses for the nine months ended June 30, 2001 amounted to $2.6 million, a $2.2 million increase from the $0.4 million of expenses incurred for the same period during 2000. The increase was primarily due to acquisitions and the addition of high-cost water flood projects, with additional repairs and workovers of both newly acquired and existing properties accounting for approximately $700,000 of the increase. Based on our current projections, we anticipate that workover expenditures will decrease slightly during the fourth quarter of fiscal 2001. Furthermore, we expect that the amount of expenditures for workovers of our existing producing wells will continue to gradually decline in the future. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $9.80 during the nine months ending June 30, 2001, compared to $7.17 for the same period in 2000.

         Our general and administrative expenses for the nine months ending June 30, 2001 were $903,000, a $692,000 increase from the $211,000 of expenses incurred during the same period in 2000. This increase resulted from fees associated with improvements made to the accounting system for 1999 and 2000 and the completion of financial audits and new reserve studies for those two years. Additionally, our recent growth has resulted in a need for more office space and increased expenditures for corporate staff.

         Depreciation, depletion and amortization was $527,000 for the nine months ended June 30, 2001, an increase of $274,000 from the $253,000 of expense reported during the same period in 2000. The increase in depreciation, depletion and amortization resulted from the effect of acquisitions and the resulting increases in both sales volumes and depletable cost.

         Other Income and Expenses

         We incurred $593,000 of interest expense during the nine month period ended June 30, 2001, an increase of $320,000 from the $273,000 of interest expended during the same period in 2000. The increase stems from additional borrowings made under our credit facility to finance acquisitions, offset in part by a lower average interest rate.

         Other income for the nine months ending June 30, 2001 included a gain of $183,000 resulting from the increase in fair value of derivative instruments. This gain came about as a result of our adoption of SFAS No. 133 effective October 1, 2000. The cumulative effect of this adoption resulted in the creation of a $227,800 liability on that date, which represented the fair value of our crude oil hedge. However, on June 30, 2001 outstanding hedges had a negative value of $6,648. Therefore, an increase in value for these instruments, net of fiscal 2001 settlement losses in the amount of $201,000, was reported as a loss-component of other income in the Company's statement of operations for the nine months ended June 30, 2001. Subsequent to our adoption of SFAS No. 133, we elected not to designate our derivative contracts as hedges. Accordingly, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

OUR LIQUIDITY AND CAPITAL RESOURCES

         General

         Our working capital was $469,000 on June 30, 2001. For the nine months ended June 30, 2001, capital expenditures of $2.5 million and the retirement of debt ($620,000) were funded exclusively by cash flow from operating activities. Similarly, during the same period in 2000, capital expenditures of $2.9 million and the retirement of debt ($620,000) were funded by net borrowings of $2.7 million, asset sales of $1 million and cash flow.

         Subject to rig availability, we intend to drill the Watts Johnson No. 2 well in Rusk County, Texas during our fourth quarter. Our estimated cost associated with this well is $300,000. Also, in the fourth quarter we expect to plug and abandon the unsuccessful TXL No. 4 well, which was drilled at a cost of $200,000. This well was drilled in June 2001 in an attempt to define an extension to the Maryneal Cisco Sand Field in Nolan County, Texas. We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures. During the remainder of fiscal 2001, we expect drilling and workover activities to be funded by cash flow from operations. During the fourth quarter of fiscal 2001, we have budgeted $300,000 for workover activities.

         Property acquisitions during the remainder of fiscal 2001 are expected to be funded by drawdowns from the Company's existing credit facility. During the quarter ending June 30, 2001, the Company completed three acquisitions of oil and natural gas properties in Cottle and King Counties, Texas, for a combined total of $1.8 million.

         A redetermination of the Company's borrowing base under its credit facility was completed in July 2001. The Company's borrowing capacity increased as a result of this evaluation. Future funding sources, to the extent required to finance discretionary expenditures, property acquisitions or to repay our credit facility once it reaches term, might include bank borrowings or the proceeds from private or public equity or debt financings.

         Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have generally declined over the first three quarters of fiscal 2001. Specifically, our average monthly oil prices have decreased from a high of $33.00 per Bbl in November 2000 to a low of approximately $25.00 per Bbl in April 2001, while average monthly prices for natural gas have dropped from a high of $8.00 per Mcf in January 2001 to a low of approximately $4.00 per Mcf in May 2001. This decrease in prices has reduced the amount of revenues that we receive from operations. To reduce the adverse effect of the decline in our liquidity, we have entered into financial hedges representing approximately 40% of our projected production in barrels of oil equivalent through May 31, 2002 at an average price of $23.40 per Bbl. However, a continuation of this downward trend in prices could still have a negative impact on our liquidity, cash flow and capital resources.

         Credit Facility

         On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our reserves, less applicable automatic monthly borrowing base reductions of $80,000 effective from October 1, 2000 to February 1, 2001, $100,000 effective March 1, 2001 through July 1, 2001 and $125,000 per month thereafter. On August 1, 2001, our borrowing base was $11,875,000 and our outstanding borrowings were $9,820,000, resulting in $2,055,000 of additional borrowing capacity. The credit facility allows us to borrow available funds on a revolving basis. All borrowings under the credit facility are secured by liens on substantially all of our assets.

         We must make monthly interest payments on our borrowings under the credit facility at a rate equal to the lessor of the highest prime rate, as published in The Wall Street Journal, or the highest rate permitted under applicable law. Additionally, we must pay a commitment fee of one-half of one percent (1/2%) per annum on any unutilized portion of our borrowing base, as well as commitment and other customary fees on any letters of credit issued under the facility. On August 8, 2001, the prime rate was 6.75% per annum.

         Under the present terms of the credit facility, we are required to comply with the following financial covenants:

         o our ratio of current assets to current liabilities may not be less than 1.25 to 1.0 at any time;

         o        our tangible net worth must be at least equal to the sum of
                  (a) $1.1 million, (b) 50% of any net income for fiscal years ending after September 30, 2000 and (c) 100% of any proceeds that we receive from equity issuances or other types of capital contributions; and

         o our cash flow to debt service ratio may not be less than 1.25 to 1.0.

         Recently, the bank has agreed to amend the credit facility to allow us the option of borrowing at either the London Inter-Bank Offer Rate ("LIBOR") plus 2.5% per annum or at the prime rate of interest charged by the bank. Concurrently, the credit facility will be amended to require us to maintain a quarterly ratio of earnings (before interest, taxes, depreciation, depletion and amortization and other non-cash items) to interest charges of 2.5 to 1.0 through December 31, 2001 and 3.0 to 1.0 thereafter. This new financial ratio requirement will replace our current cash flow to debt service ratio described above.

         During the periods covered by the financial statements, the bank has granted certain waivers or made modifications to the above financial covenants, whether by separate letter agreement or in conjunction with amendments of the facility to reflect changes in the borrowing base. Waivers or modifications have been granted in connection with bank requirements for financial and operational reporting, minimum hedging requirements and minimum tangible net worth requirements. At June 30, 2001, we were in compliance with each of the above financial covenants.

         No principal amortization will be required during the term of the credit facility as long as the aggregate principal balance does not exceed the borrowing base then in effect. Generally, we must make a repayment of principal to eliminate the amount of any borrowing base deficiency within 5 business days of the time that we discover or should discover the deficiency.


         The credit facility matures on June 1, 2003. Our next regular borrowing base redetermination is scheduled for no later than December 1, 2001, and semi-annually thereafter. We may seek additional borrowing capacity at that time for any potential acquisitions and capital improvement needs. However, we cannot assure you that our current operations will result in increased collateral values or that these values will enable us to borrow any funds that we may need.

         The credit facility contains a number of covenants affecting our liquidity and capital resources, including restrictions on our ability to incur indebtedness or to pledge assets outside of the credit facility. Additionally, at any time that our borrowings under the credit facility exceed 75% of the borrowing base, we must enter into approved types of commodity price hedging arrangements that cover at least 40% of the bank's forecast of our monthly oil and natural gas production.

         Need to Raise Additional Capital

         The growth of our business will require substantial capital on a continuing basis. We may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital we currently expect to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon various factors which we may not be able to control.

HEDGING ACTIVITIES

         Our credit facility requires us to maintain hedging arrangements that cover at least 40% of the bank's forecast of our oil and natural gas production. We may enter into additional hedging arrangements in the future to comply with this requirement and to limit the risk of market and industry fluctuations. Depending on the difference between actual prices for oil and natural gas and the hedged prices in our hedging arrangements, we may have to make payments under these contracts in the future, which may limit the benefit we would otherwise receive from increases in oil and natural gas prices. For additional information regarding the Company's derivative instruments and hedging activities see "Risk Management and Recent Accounting Pronouncement" in the accompanying notes to the condensed financial statements.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


(a)      Exhibit List

Exhibit No.    Description

3.1*           Certificate of Incorporation of Trek Resources, Inc.

3.2*           Amended and Restated Bylaws of Trek Resources, Inc.

4.1*           Articles of Incorporation of Trek Resources, Inc. (filed as
               Exhibit 3.1 above)

4.2*           Amended and Restated Bylaws of Trek Resources, Inc. (filed as
               Exhibit 3.2 above)

10.1* Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc.

10.2* First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.

10.3* Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.

10.4* Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc.

10.5+ Forth Amendment to Credit Agreement, dated July 31, 2001, by and between Compass Bank and Trek Resources, Inc.

10.6* Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc, a Delaware corporation.

10.7*          2000 Trek Resources, Inc. Stock Option Plan

10.8*          Trek Resources, Inc. 401(k) Plan, dated November 8, 2000

10.9* Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA

10.10* Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas

10.11* Fixed Price Contract, dated August 1, 2000, by and between Trek Resources, Inc. and Torch Energy Marketing, Inc.

10.12* Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc.

10.13* Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C.

10.14* Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.

10.15* Exchange Agreement, dated April 26, 2000, by and among McGowen Resources Company, Inc., James P. McGowen and Michael E. Montgomery

10.16* Letter Agreement, dated September 21, 1999, by and among McGowen Resources Company, Inc., Conoco, Inc. and Three Sisters Trust

10.17* Agreement for Sale of Oil and Gas Properties, dated September 14, 1999, by and between McGowen Resources Company, Inc. and The Oil and Gas Asset Clearinghouse, Inc.

10.18* Purchase and Sale Agreement, dated May 1, 1999, by and between McGowen Resources Company, Inc. and Conoco, Inc.

10.19* Production Payment Assignment, effective May 1, 1999, by and between McGowen Resources Company, Inc. and Conoco, Inc.

10.20* Letter Agreement, dated January 28, 1999, by and between McGowen Resources Company, Inc. and Hogan Exploration, LLC

10.21** Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co.


+  - filed herewith

* - filed as an exhibit to our Form 10-SB filed on March 26, 2001, and is incorporated herein by reference

** - filed as an exhibit to our Pre-Effective Amendment No. 1 to Form 10-SB filed on May 25, 2001, and is incorporate herein by reference.


(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                  TREK RESOURCES, INC.
                                  (Registrant)


Date:  August 14, 2001            By: /s/ MICHAEL E. MONTGOMERY
                                     -----------------------------------------
                                     Michael E. Montgomery
                                     President and Chief Executive Officer

                                      /s/ FRANK M. CHEATHAM
                                     -----------------------------------------
                                     Frank M. Cheatham
                                     Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1*           Certificate of Incorporation of Trek Resources, Inc.

3.2*           Amended and Restated Bylaws of Trek Resources, Inc.

4.1*           Articles of Incorporation of Trek Resources, Inc. (filed as
               Exhibit 3.1 above)

4.2*           Amended and Restated Bylaws of Trek Resources, Inc. (filed as
               Exhibit 3.2 above)

10.1*          Credit Agreement, dated December 24, 1997, by and between Compass
               Bank and McGowen Resources Company, Inc.

10.2* First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.

10.3* Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.

10.4* Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc.

10.5+ Forth Amendment to Credit Agreement, dated July 31, 2001, by and between Compass Bank and Trek Resources, Inc.

10.6* Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek
               Resources, Inc, a Delaware corporation.

10.7*          2000 Trek Resources, Inc. Stock Option Plan

10.8*          Trek Resources, Inc. 401(k) Plan, dated November 8, 2000

10.9*          Master Agreement, dated March 8, 2001, by and between Trek
               Resources, Inc. and Bank One, NA

10.10* Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas

10.11*         Fixed Price Contract, dated August 1, 2000, by and between Trek
               Resources, Inc. and Torch Energy Marketing, Inc.

10.12*         Purchase and Sale Agreement, dated August 1, 2000, by and among
               Citation Oil & Gas Corp., Citation 1987 Investment Limited
               Partnership. Citation 1994 Investment Limited Partnership and
               Trek Resources, Inc.

10.13*         Letter Agreement, dated June 13, 2000, by and between McGowen
               Resources Company, Inc. and Petro-Hunt, L.L.C.

10.14*         Purchase and Sell Agreement, dated May 4, 2000, by and between
               McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.

10.15*         Exchange Agreement, dated April 26, 2000, by and among McGowen
               Resources Company, Inc., James P. McGowen and Michael E.
               Montgomery

10.16*         Letter Agreement, dated September 21, 1999, by and among McGowen
               Resources Company, Inc., Conoco, Inc. and Three Sisters Trust

10.17*         Agreement for Sale of Oil and Gas Properties, dated September 14,
               1999, by and between McGowen Resources Company, Inc. and The Oil and Gas Asset Clearinghouse, Inc.

10.18*         Purchase and Sale Agreement, dated May 1, 1999, by and between
               McGowen Resources Company, Inc. and Conoco, Inc.

10.19* Production Payment Assignment, effective May 1, 1999, by and between McGowen Resources Company, Inc. and Conoco, Inc.


10.20*         Letter Agreement, dated January 28, 1999, by and between McGowen
               Resources Company, Inc. and Hogan Exploration, LLC

10.21**        Letter Agreement, dated April 17, 2001, by and between Trek
               Resources, Inc. and Gus Edwards Co.


+  - filed herewith

* - filed as an exhibit to our Form 10-SB filed on March 26, 2001, and is incorporated herein by reference

** - filed as an exhibit to our Pre-Effective Amendment No. 1 to Form 10-SB filed on May 25, 2001, and our incorporate herein by reference.