Form 10KSB
period 2001-09-30
TREK RESOURCES INC
filed 2001-12-27
CIK 1133932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2001 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number 0-32491

TREK RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2416059 (I.R.S. Employer Identification No.)

4925 Greenville Avenue, Suite 955 Dallas, Texas (Address of principal executive offices)	75206 (Zip Code)
(Registrant's telephone number, including area code)	(214) 373-0318

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 Per Share
(Title of class)
______________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES [X]     NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its most recent fiscal year. $7,005,299

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,022,985

As of December 11, 2001, the issuer had 35,367,308 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be filed during January 2002, are incorporated by reference into Part III of this Form 10-KSB.

__________________________________________________________________________

TABLE OF CONTENTS

PART I
	Item 1.	Description of Business
	Item 2.	Description of Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II
	Item 5.	Market for Common Equity and Related Stockholder Matters
	Item 6.	Management's Discussion and Analysis and Plan of Operation
	Item 7.	Financial Statements
	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
	Item 9.	Directors and Executive Officers of the Registrant
	Item 10.	Executive Compensation
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
	Item 12.	Certain Relationships and Related Transactions
	Item 13.	Exhibits and Reports on Form 8-K

APPENDIX A

SIGNATURE PAGE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Trek Resources, Inc. is an independent energy company that is engaged in the exploration, development, exploitation and acquisition of on-shore oil and natural gas properties in conventional producing areas of the United States. We originally incorporated our company in the State of Utah in 1983 under the name of Quasar-Tech, Inc. From 1983 until 1992, we engaged in various types of business activities, including the manufacture of oil and natural gas recovery equipment. In 1992, we concentrated our efforts in the production of oil and natural gas when McGowen Oil & Gas Company, Inc., a Texas corporation, merged with and into Quasar-Tech, at which point we changed our name to McGowen Resources Company, Inc. We continued operations under this name until June 2000, when we changed our name to Trek Resources, Inc. In February 2001, we merged with and into a wholly-owned subsidiary in order to change our state of incorporation from Utah to Delaware. We conduct our primary operations in Oklahoma and Texas and also own non-operated interests in wells in New Mexico. To date, we have grown almost exclusively through the acquisition of producing properties and prospects. Our corporate offices are located in Dallas, Texas.

     At September 30, 2001, we owned proved reserves of approximately 10.8 Bcf of natural gas and 1,739 MBbls of oil aggregating to approximately 3,543 MBoe with a PV-10 of $15.2 million and a standardized measure, which is a PV-10 value that is adjusted to reflect the estimated effects of federal income taxes, of $12.0 million. All of our reserves are classified as proved developed. At September 30, 2001, approximately 49% of our proved reserves were oil and 51% of our proved reserves were natural gas. At September 30, 2001, we had interests in over 300 wells, including 233 wells that we operate.

     We strive to enhance stockholder value by expanding our oil and natural gas reserves, raising production levels and increasing cash flow. Our business strategy emphasizes refurbishing and improving the production potential of properties that already produce oil and natural gas, along with exploitation through development drilling of new wells on existing prospects. To implement this strategy, we have focused on acquiring properties that have multiple geological zones of oil and natural gas reserves that can be produced from shallow to medium depths. We attempt to maintain a balance of oil and natural gas prospects and reserves to limit the risks of price volatility.

     We have financed our recent acquisitions of properties through bank borrowings. To date, drilling and workover activities have been financed by cash flow from operations. We participate in exploration on a limited basis as a partner with other oil and natural gas companies in order to reduce the risk inherent in these activities.

     We prefer to act as operator of the oil and natural gas properties and prospects in which we own an interest. We presently operate approximately 76% of our oil and natural gas wells. The operator of oil and natural gas properties:

-	supervises production;
-	maintains production records;
-	contracts with field personnel to oversee the general operations of the properties;
-	performs other functions required for the production of oil and natural gas; and
-	monitors performance, both operating and financial, necessary to optimize cash flows derived from the properties.

Industry Language

     The oil and natural gas industry is characterized by the use of very precise specialized language. The following is a brief explanation of certain industry terms which we use in this annual report on Form 10-KSB. We believe this explanation will help you understand our operations, risks and strategies. (Certain other technical terms are defined in a "Glossary" located at page 30)

     We use five different terms to describe the status of our oil and natural gas wells. A "development well" is a well drilled within a known oil and natural gas reservoir with the intention of installing permanent equipment to produce oil and natural gas. An "exploratory well" is a well drilled in an area not known to be an oil and natural gas reservoir. A "producing well" (also called a production well or a productive well) is a well that is currently producing oil or natural gas or that is capable of production. A "dry hole" is an exploratory or development well that is incapable of producing oil or natural gas in sufficient quantities to justify an economic completion of the well. Finally, a "completed well" refers to a well in which permanent equipment for oil and natural gas production has been installed, or in the case of a dry hole, reporting the abandonment of the well to the appropriate agency.

     When we count our wells, we use the terms gross wells and net wells. A "gross well" is a well in which we own an interest that gives us the right to drill, produce and conduct operating activities for the well and gives us the right to a share of the oil and natural gas produced from the well. The interest that gives us these rights is called a "working interest." Gross wells means the total number of wells in which we own such an interest. A "net well" exists when the sum of the fractional ownership interests in gross wells equals one. The number of net wells we own equals the sum of the fractional working interests owned in gross wells expressed as whole numbers.

     When we describe the nature of our oil and natural gas properties, we use the terms developed and undeveloped acreage. "Developed acreage" are those acres assignable to producing wells. "Undeveloped acreage" are those acres on which wells have not been drilled or completed to a point that permits the production of commercial quantities of oil and natural gas. When we count the acres in which we own a working interest we use the terms "gross acres" and "net acres." A "gross acre" is an acre in which we own a right to drill, produce and conduct operating activities on the property and to a share of the oil and natural gas production. A "net acre" exists when the sum of the fractional working interests in gross acres equals one. The total net acreage is the sum of the fractional working interests owned in gross acres expressed in whole numbers.

     When we describe our oil or natural gas reservoirs within current developed and undeveloped acreage we use the term "reserves." We obtain geological and engineering information which we use to estimate the amount of reserves contained in our developed and undeveloped acreage. These estimates are known as "proved reserves." We use two terms to describe our proved reserves. "Proved developed" reserves are proved reserves which may be recovered from known oil and natural gas reservoirs under existing economic and operating conditions. "Proved undeveloped" reserves are proved reserves which may be recovered from existing wells but would require a relatively large expense to develop or are proved reserves in current undeveloped acreage.

Investment Considerations and Risk Factors

Forward-Looking Statements

     Before you invest in our common stock, you should be aware that there are various risks associated with an investment, including the risks described below. You should consider carefully these risk factors together with all of the other information included in this annual report before you decide to purchase shares of our common stock.

     Some of the information in this annual report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The risk factors noted in this section provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

Risks Related to Our Business

We Have Incurred Losses in the Past

     We have an accumulated deficit of $5.7 million at September 30, 2001 which is the result of significant losses for the years ended September 30, 1999 and prior. We may incur net losses in the future, and these losses may be substantial. Consequently, our liquidity may be reduced, and we may be unable to raise capital. If our ability to raise capital is impaired then we may be unable to implement our current business strategy.

We Have a Significant Amount Debt Which We May Be Unable to Repay

     As of September 30, 2001, we had a total of $10,250,000 of long term debt outstanding and our ratio of total indebtedness to total capitalization was 83%. Our level of indebtedness may affect our operations in the following ways:

-

a substantial portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness and would not be available for operating capital and other purposes; and

-

the covenants contained in our credit facility, which are further described in "Part II - Item 6 - Management's Discussion and Analysis and Plan of Operation - Our Liquidity and Capital Resources - Credit Facility," require us to meet certain financial tests and other restrictions that limit our ability to borrow additional funds, to grant liens and to dispose of assets and affect our flexibility in planning for and reacting to changes in our business.

     Our ability to meet any future debt service obligations will be dependent upon our future economic performance. Our future bank credit may not be available in an amount sufficient to enable us to service our indebtedness or make necessary expenditures. Further, we have pledged all of our assets as collateral for our credit facility. This pledge will make it difficult in the foreseeable future for us to obtain debt financing on an unsecured basis. If we are in default under our credit facility, the bank may foreclose on some or all of our properties.

We Cannot Assure You That We Will Be Successful in Managing Our Growth

The success of our future growth will depend on a number of factors, including:

-	our ability to timely explore, develop and exploit acquired properties;
-	our ability to continue to attract and retain skilled personnel;
-	our ability to continue to expand our technical, operational and administrative resources; and
-	the results of any future drilling efforts.

     Our growth could strain our financial, technical, operational and administrative resources. Our failure to successfully manage our growth could adversely affect our operations and net revenues through increased operating costs and revenues that do not meet our expectations.

We May Need Additional Financing for Growth Which We May Be Unable to Obtain

     The growth of our business will require substantial capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. Our pursuit of additional capital may result in the incurrence of additional indebtedness. Moreover, we may conduct potentially dilutive issuances of additional equity securities in an effort to raise additional capital and meet the listing criteria of selected national securities markets. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

-	drilling costs;
-	transportation costs;
-	equipment costs;
-	marketing expenses;
-	staffing levels and competitive conditions; and
-	any purchases or dispositions of assets.

     Our failure to obtain any required additional financing may impede our ability to increase our oil and natural gas reserves. If we are unable to increase our level of reserves, our future cash flow and earnings may be significantly reduced.

Hedging Our Production May Cause Us to Forego Future Profits

     To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into hedging arrangements for a portion of our oil and natural gas production. The terms of our credit agreement now require us to hedge 40% of our equivalent oil production, as forecasted by our lender. For the year ended September 30, 2001 we hedged approximately 34% of our equivalent production. Prior to September 1, 2000, we did not hedge any of our oil and natural gas production.

     The hedges that we have entered or may enter into generally provide a "floor" or "cap and floor" on the prices received for our oil and natural gas production over a period of time. Hedging arrangements may expose us to the risk of financial loss in some circumstances, including the following:

- the other party to the hedging contract defaults on its contract obligations; or
- there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     Reduced earnings and cash flow resulting from our hedging activities could have an adverse effect on our financial condition and operations. For the year ended September 30, 2001 our earnings and cash flow were reduced by approximately $220,000, as a result of settlement losses arising under our existing hedge contracts.

     On October 1, 2000, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The cumulative effect of adopting this standard resulted in a loss of $228,000. This loss is shown as a component of comprehensive income in our statement of stockholders' equity for the year ended 2001, net of $228,000 in related amortization for the period. The fair value of our outstanding derivative contracts as of September 30, 2001, was $73,000 and is included in current assets in our balance sheet. At the date we initially applied SFAS No. 133, we elected not to designate our derivative contracts as hedges. Accordingly, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges. See "Management's Discussion and Analysis and Plan of Operations- Our Liquidity and Capital Resources- Hedging Activities" below.

     We may have to make payments and incur losses under these types of contracts in the future depending on the difference between actual and hedged prices of oil and natural gas. In addition, hedging arrangements may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.

     Some of our hedging arrangements may contain a "cap" whereby we must pay the counter-party if oil or natural gas prices exceed the price specified in the contract. Often, we will be required to maintain letters of credit with our counter-parties, and we may be required to provide additional letters of credit if prices for oil and natural gas futures increase above the "cap" prices. The amount of these letters of credit is a function of oil and natural gas prices and the volumes of oil and natural gas subject to the contract. As a result, the value of these letters of credit will fluctuate with the market prices of oil and natural gas. We intend to issue these letters of credit pursuant to our credit facility and as a result may utilize some of our borrowing capacity, reducing funds available to be borrowed under our credit facility.

     We sell our production to multiple producers, three of whom accounted for approximately 85% of fiscal 2001 sales. In addition, we currently use a single counterparty to conduct financial derivative transactions. We typically do not secure with collateral any of our credit positions with third parties. Accordingly, the failure of a party to make any payment due could materially adversely affect our revenue and liquidity. In addition, the failure of a counterparty on our financial derivative contracts could, if we were in a net credit position, have a material adverse effect on our balance sheet and income statement.

If We Are Unable to Compete Effectively Against Other Oil and Natural Gas Companies, We May Be Unable to Acquire New Properties at Attractive Prices or to Successfully Develop Our Properties

     We encounter strong competition from other oil and natural gas companies in acquiring properties and leases for the exploration, exploitation and production of oil and natural gas. Many of our competitors have financial resources, staff and facilities substantially greater than ours. Our competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit. As a result, we may not be able to buy properties at affordable prices or to successfully develop our properties. Our ability to explore, develop and exploit oil and natural gas reserves and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

We May Encounter Marketing Risks

     Our future ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. With the exception of a few small gathering systems, we do not currently operate pipelines or transportation facilities, thus we are dependent on third parties to transport our products. Presently, the majority of our natural gas production is transported by the Shawnee gas gathering system owned by El Paso Merchant Energy, the Jameson gas gathering system owned by Mitchell Energy, and various gas gathering systems owned by Duke Energy Field Services, and the Gilliland gas gathering system owned by Cantera Resources, Inc. If our access to these pipelines is terminated, our ability to sell our natural gas could be limited.

Our Properties are Geographically Concentrated

Currently, our principal properties are located in Texas and Oklahoma. Because of this concentration, we will be impacted more adversely by regional events that increase our costs or level of competition, reduce availability of equipment or supplies, and reduce demand or limit production, than if we were geographically diversified.

We Are Highly Dependant on the Services of Michael E. Montgomery

     We are substantially dependent upon the skills of our President and Chief Executive Officer, Mr. Michael E. Montgomery. Mr. Montgomery has significant experience in acquiring oil and natural gas properties. We do not have an employment agreement with Mr. Montgomery nor do we maintain a "key-man" insurance policy for Mr. Montgomery. The loss of the services of Mr. Montgomery could have a material adverse impact upon our future growth, cash flow and earnings.

Risks Related to the Oil and Natural Gas Industry

Our Revenue Depends on Oil and Natural Gas Prices Which Fluctuate

     Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are also beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

-	the level of domestic production;
-	the availability of imported oil and natural gas;
-	actions taken by foreign oil and natural gas producing nations;
-	the availability of transportation systems with adequate capacity;
-	the availability of competitive fuels;
-	fluctuating and seasonal demand for natural gas;
-	conservation and the extent of governmental regulation of production;
-	weather;
-	foreign and domestic government relations;
-	the price of domestic and imported oil and natural gas; and
-	the overall economic environment.

A substantial or extended decline in oil and/or natural gas prices may have a material adverse effect on the estimated value of our natural gas and oil reserves, and on our financial position, results of operations and access to capital. Our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices.

We May Be Unable to Acquire or Develop Additional Reserves

     Our future success as an oil and natural gas producer, as is generally the case in the industry, depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are profitable. Factors which may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. We cannot assure you that we will be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves. If we are unable to increase or otherwise extend the life of our oil and natural gas reserves, our cash flow will eventually decline.

We Will Encounter Risks While Drilling

     Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, we may use 3-dimensional seismic and other advanced technology to explore for oil and natural gas which may require greater pre-drilling expenditures than traditional drilling strategies. We may be unsuccessful in our future drilling activities.

Our Estimates of Oil and Natural Gas Reserves Involve Inherent Uncertainty

Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves. This annual report contains an estimate of our proved oil and natural gas reserves and the estimated future net cash flows and revenue generated by the proved oil and natural gas reserves. These estimates are based upon reports of our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "SEC"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. These reports should not be construed as the current market value of our estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, these estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors.

We Are Exposed to Operating Hazards and Uninsured Risks

Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

-	fire, explosions, and blowouts;
-	pipe failure;
-	abnormally pressured formations; and
-	environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

These events may cause us substantial losses resulting from:

-	Injury or loss of life;
-	severe damage to or destruction of property, natural resources and equipment;
-	pollution or other environmental damage;
-	clean-up responsibilities;
-	regulatory investigation; and
-	penalties and suspension of operations.

In accordance with customary industry practice, we maintain general commercial liability insurance, as well as limited insurance for well control expenses, costs of re-drilling or restoring damaged wells, and environmental pollution liability. We cannot assure you that our insurance will be adequate to cover these losses or liabilities. Further, we cannot predict the continued availability of insurance, or availability of insurance at commercially acceptable premium levels. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events may have a material adverse effect on our future financial condition, earnings and cash flow.

     From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to reduced or terminated production. These curtailments may last from a few days to several months, or longer.

We May Not Identify All Acquisition Risks

     Generally, it is not feasible for us to review in detail every individual property involved in an acquisition. Our business strategy includes focused acquisitions of producing oil and natural gas properties. Any future acquisitions will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher-valued properties. We have conducted a preliminary "Phase I" environmental assessment, which consists of visual inspections of properties, a review of applicable records and discussions with relevant personnel, for active producing properties that constitute approximately 70% of our reserve base. However, even a detailed review of these properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect every well. Potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we do inspect a well. Even if we identify problems, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. We cannot assure you that newly acquired oil and natural gas properties will be successfully integrated into our operations or will achieve desired profitability.

Our Secondary Recovery Projects Require Significant Capital Expenditures and May Not Be Commercially Successful

     We face the risk that we will spend a significant amount of money on secondary recovery operations, such as waterflooding projects, without any increase in production. Although waterflooding requires significant capital expenditures, the total amount of reserves that can be recovered though waterflooding is uncertain. In addition, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result from the injection. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity, permeability and heterogeneity of the formation, the technique used and the location of injection wells.

We May Be Required to Write Down The Carrying Value of Our Proved Properties Under Accounting Rules And These Write-Downs Could Adversely Affect Our Balance Sheet.

There is a risk that we will be required to write-down the carrying value of our oil and natural gas properties when oil and natural gas prices are low. In addition, write-downs may occur if we have:

-	downward adjustments to our estimated proved reserves;
-	increases in our estimates of development costs; or
-	deterioration in our exploration and exploitation results.

At September 30, 1999, we were required to write down the carrying value of our oil and natural gas properties by $1.8 million primarily as a result of a reduction in the estimates of our proved reserves. We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, the net capitalized costs of oil and natural gas properties may not exceed a ceiling limit that is based on the present value, based on flat prices at a single point in time, of estimated future net revenues from proved reserves, discounted at 10%. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of this excess to earnings in the quarter in which the excess occurs. We may not reverse write-downs even if prices increase in subsequent periods. A write-down does not affect cash flow from operating activities, but it does reduce the book value of our net tangible assets and stockholders' equity.

Risks Related to Ownership of Our Common Stock

There is a Limited Market for Our Common Stock

     Our common stock trades on the over-the-counter market and is quoted on the over-the-counter bulleting board ("OTCBB") maintained by the National Association of Securities Dealers. Prior to October 2, 2001, our common stock was quoted in "pink sheets" published by the National Quotation Bureau. Additionally, although prices for our common stock market are quoted on the OTCBB, the market for our stock is very small. According to information supplied by the OTCBB on November 30, 2001, there are twelve institutions that act as "market makers" and buy and sell shares of our stock as orders are placed. Specifically, these market makers are First London Securities, Dallas, Texas, Fleet Trading, Jersey City, New Jersey, William V. Frankel & Co., Jersey City, New Jersey, Hill Thompson Magid & Co., Jersey City, New Jersey, Herzog, Heine, Geduld, Inc., Jersey City, New Jersey, Ladenburg, Thalmann & Co., Inc., New York, New York, M.H. Meyerson & Co., Inc., Jersey City, New Jersey, Knight Securities, Inc., Jersey City, New Jersey, Oscar Gruss & Son, Inc., New York, New York, Paragon Capital Markets, Boca Raton, Florida, Wilson-Davis & Co., Inc., Scottsdale, Arizona and Wien Securities Corp., Jersey City, New Jersey. We cannot assure you that these or other market makers will continue to actively deal in our common stock. If we are unable to locate a market maker, the liquidity of shares of our stock would be severely limited. Often, there will be no daily trading in our common stock at all. We cannot assure you that our investors will be able to sell shares of our stock at prices and times that are desirable.

Our Stock Price May Be Volatile Due to Small Public Float

     The number of shares of our common stock held by the public is relatively small. Therefore, the market price for our common stock varies significantly and may be volatile depending on news announcements, industry conditions and general market trends. The sale of a substantial number of shares of the common stock in a short period of time may adversely affect the market price of the common stock.

We Do Not Pay Dividends

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our common stock is not a suitable investment for persons requiring current income.

Transactions in Our Common Stock Have Been and May Become Subject to Penny Stock Trading Rules

     Rules 15g-1 through 15g-100 promulgated by the SEC under the Securities Exchange Act of 1934 provide various limitations on transactions involving "penny stocks." Penny stocks are defined as equity securities that do not meet specific requirements listed in Rule 3a51-1, also promulgated by the SEC under the Exchange Act. Previously, we were exempt from the penny stock rules by virtue of Rule 3a51-1(g), which excludes the equity securities of issuers that have been in continuous operations for three years and have over $2,000,000 of net tangible assets. Net tangible assets are defined as total assets less intangible assets and liabilities. During the last three years, our tangible net assets were less than $2,000,000. As a result, brokers and dealers that effectuate a trade in our common stock must comply with the penny stock rules unless the transaction is of a type that is exempted from these rules, such as transactions with established customers or "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933 . Specifically, penny stock rules require brokers and dealers to furnish their customers with the information set forth in Schedule 15G published by the SEC. Schedule 15G contains information concerning the general risks associated with penny stocks, including a description of the broker or dealer's compensation in the transaction, a discussion of the difference between bid and ask prices and the general liquidity of the security being sold. Brokers and dealers must obtain a manually signed acknowledgment of the receipt of this information from their customers. These additional sale requirements may result in a reduced trading volume and trading price for our common stock, which could restrict the ability of our stockholders to sell shares of our common stock.

     As of September 30, 2001, we had $2,114,000 of net tangible assets, and therefore are presently exempt from penny stock rules. However, if our net tangible assets subsequently become less than $2,000,000, trading in our common stock will again become subject to penny stock trading rules.

Our Certificate of Incorporation Contains Provisions That Could Discourage an Acquisition or Change of Control of Our Company

     Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our common stock, could make it more difficult for a third party to acquire control of us, even if that change of control might benefit our stockholders.

A Disposition of a Significant Number of Shares of Our Common Stock by Michael E. Montgomery or James P. McGowen Could Result in a Change of Control of Our Company

     As detailed in "Security Ownership of Certain Beneficial Owners and Management" below, over 58% of our common stock is held by Michael E. Montgomery and James P. McGowen. The shares owned by Mr. Montgomery and Mr. McGowen represent more than the majority of our outstanding shares of common stock. Therefore, any event that results in a significant disposition or transfer of these shares, such as the death of Mr. Montgomery or Mr. McGowen, could also cause a change of control of our company.

Business Strategy

We intend to foster our growth as an independent oil and natural gas company by implementing the following business strategies:

-

Financial Growth. We plan to achieve asset, revenue and cash flow growth, and increase the value of our stock, as a result of the acquisition and further development of producing oil and natural gas properties.

-

Acquire and Enhance Producing Oil and Natural Gas Properties. We plan to take advantage of opportunities that currently exist in the United States to acquire producing oil and natural gas properties. We continue to focus our acquisition activities onshore in Texas, New Mexico and Oklahoma in order to complement our existing properties and operations; however, we plan to review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets. We prefer to acquire properties with production from shallow to medium depths, which offer lower geologic and mechanical risk of operations. We believe that numerous opportunities exist to acquire additional energy assets and to enhance the value of these assets through improved operating practices and by aggressively developing reserve potential. For a discussion of the financing alternatives for these activities, please see "Part II - Item 6 - Management's Discussion and Analysis and Plan Operations - Our Liquidity and Capital Resources."

-

Emphasize Exploitation and Development Activities. We plan to exploit existing oil and natural gas properties and to conduct development evaluation and drilling on our existing and future oil and natural gas properties. We intend to concentrate on enhancement opportunities such as infill drilling, recompletions, secondary recovery projects, repairs and equipment changes. We may participate, from time to time, in a limited number of exploratory wells.

-

Technology. We plan to increase exploitation efforts, focusing on established geological trends where we can employ geological, geophysical and engineering expertise. We are considering the application of 3-D seismic technologies to evaluate potential areas of development. Further, we may implement horizontal drilling technologies, which generally involve the continuation of traditional vertical wellbores in horizontal directions in an effort to increase the amount of oil and natural gas that is ultimately recovered.

-

Marketability of Our Stock. We intend to improve the marketability and liquidity of our common stock by applying for a listing on the Nasdaq SmallCap Stock Market, and plan to take appropriate actions in order to meet the corresponding listing requirements. Our ultimate objective is to achieve a listing for our common stock on the Nasdaq National Market System or another recognized national stock exchange, such as the New York Stock Exchange or American Stock Exchange. We intend to solicit additional equity infusions from current stockholders and new investors to increase our market capitalization and net tangible assets to the point where our common stock will be eligible for trading on the Nasdaq SmallCap Stock Market. We hope that the successful implementation of our growth and acquisition strategy will continue to increase the equity of our stockholders to the point where our common stock will become eligible for trading on a more established national trading market.

Developments Since September 30, 2001

Our Common Stock Became Eligible for Quotation on the OTCBB

     On October 2, 2001, our common stock became eligible for quotation on the over-the-counter bulletin board (the "OTCBB") maintained by the National Association of Securities Dealers. Market makers who participate in the OTCBB system are required to electronically report transactions that they make in our common stock within 90 seconds of completing the transactions. Our common stock was previously quoted on the "pink sheets" maintained by the National Quotation Bureau, LLC, where transactions are reported on a more delayed basis. We anticipate that our OTCBB eligibility will assist us in our goal of developing a more active trading market for our common stock.

Developments During Fiscal 2001

We Became a SEC Reporting Company

     On March 26, 2001, we voluntarily filed a registration statement on Form 10-SB to register our common stock with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On May 25, 2001, our Exchange Act registration became effective. As a result, we must comply with the periodic reporting requirements of the Exchange Act and file various reports with the SEC, including current reports on Form 8-K, quarterly reports on Form 10-QSB, and this annual report on Form 10-KSB. We believe that the information on these reports will be of use to our stockholders and other potential investors and will enable them to more closely follow our business activities and developments.

We Acquired Additional Oil and Natural Gas Properties

     During April 2001, we entered into an agreement to purchase oil and natural gas properties located in King and Cottle Counties, Texas from Gus Edwards Co. for $1,500,000. We completed this acquisition on May 10, 2001. These properties include 13 gross (13 net) producing wells. We are the named operator of all of these wells, and assumed their operation on April 7, 2001. These properties include approximately 5,594 gross (5,594 net) developed acres and no undeveloped acres. According to a reserve report prepared by our internal petroleum engineer at the time of the acquisition, these properties were estimated to contain net proved reserves of 32 MBbls of oil and 2.2 Bcf of natural gas. We borrowed $1.4 million under our credit facility to finance this transaction.

We Changed our State of Incorporation from Utah to Delaware

     We were originally incorporated in 1983 as a Utah corporation. However, our current management and board of directors believes that it is more desirable to continue our operations as a Delaware corporation. Delaware is the traditional choice of incorporation for a significant number of business enterprises and we believe that our choice of Delaware as our state of incorporation is consistent with the implementation of our growth strategy. We believe that the institutional investors, investment bankers and other financial intermediaries that typically arrange capital funding prefer the companies in which they invest to be incorporated in Delaware. Thus, we believe that our status as a Delaware corporation will enhance our access to capital markets. Additionally, Delaware courts have provided a sufficient amount of guidance in corporate governance matters, which fosters our ability to attract and retain qualified individuals to serve on our board of directors.

     On December 29, 2000, we formed a new Delaware subsidiary corporation named Trek Resources, Inc., which initially contained no assets or properties. In order to transfer our assets, properties and operations into the newly formed corporation, we merged our Utah corporation with and into the newly formed Delaware corporation. On December 21, 2000, our board of directors approved an Agreement and Plan of Merger whereby our common shareholders would receive one share of common stock in the new Delaware corporation for each share of our common stock that they currently owned, and our preferred shareholders would receive six shares of common stock of the new Delaware corporation for each share of our preferred stock that they currently owned. On January 25, 2001, the Agreement and Plan of Merger was approved at a special meeting of our shareholders. We filed articles of merger with the Utah Department of Commerce and the Delaware Secretary of State on February 7, 2001 to complete the merger. We now conduct our operations as a Delaware corporation and our separate existence as a Utah corporation has ceased to exist.

Developments During Fiscal 2000

New Management Acquired a Controlling Interest in Us.

     In May 2000, we issued 1,000,000 shares of our common stock to Michael E. Montgomery in exchange for oil and natural gas properties located throughout Texas, Oklahoma and New Mexico. At the time of the acquisition, the acquired properties were estimated by our internal petroleum engineer to contain net proved reserves of 3,400 Bbls of oil and 96 MMcf of natural gas. Based on these reserve estimates, we estimated the value of these properties to be approximately $200,000. The number of shares issued to Mr. Montgomery in this transaction was based on a $.20 per share market price for our common stock at the time of the transaction. The shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Simultaneously, Mr. Montgomery purchased 1,666,666 shares of our previously outstanding voting preferred stock in a private transaction from James P. McGowen, our then President and Chairman of the Board. In connection with this exchange, Mr. McGowen granted a proxy to Mr. Montgomery to vote 2,374,428 shares of our common stock and 1,288,085 shares of our previously outstanding preferred stock owned by Mr. McGowen. As a result, Mr. Montgomery acquired the right to vote a majority of our voting securities, and our board of directors named Mr. Montgomery as our President and Chairman of the Board effective May 15, 2000.

     At the same time, we also transferred to Mr. McGowen various oil and natural gas interests that were estimated to have a market value of $16,000, based upon a reserve study prepared by our internal petroleum engineer, a vehicle with an estimated market value of $33,000, $55,000 in cash and 250 acres of undeveloped oil and natural gas properties. Further, we also transferred selected items of office furniture, equipment and supplies with an estimated market value of $5,700 to Mr. McGowen. The various assets transferred to Mr. McGowen had an aggregate value of $110,000. In exchange, Mr. McGowen agreed to assume certain liabilities of $13,000 related to these assets, as well as selected lease obligations for our prior office space and office equipment. Additionally, Mr. McGowen agreed to cancel a debt of $160,000 that we owed him under a deferred compensation arrangement. Mr. McGowen, who served as our president from 1992 until the appointment of Mr. Montgomery, remains active as a member of our board of directors.

We Acquired Oil and Natural Gas Properties Which Substantially Increased Our Reserves and Production

During fiscal 2000, we made several acquisitions which significantly increased our oil and natural gas reserves and production:

-

In August 2000, we completed the purchase of several oil and natural gas properties located in Eastland County and Ochiltree County, Texas from Citation Oil & Gas Corp. for $2,885,000, after a downward adjustment of $115,000 to account for production proceeds after the effective date of the acquisition that were retained by the seller. The effective date of these acquisitions was July 1, 2000.

-

In June 2000, we acquired oil and natural gas properties in the AWP Field, located in McMullen County, Texas. We purchased these properties from Petro-Hunt, LLC for $2,642,000, after a downward adjustment of $158,000 to account for production proceeds after the effective date of the acquisition that were retained by the seller. The effective date of this transaction was May 1, 2000.

-

In May 2000, we acquired oil and natural gas properties located in Oklahoma, Texas and New Mexico from Michael E. Montgomery, representing 18 outside operated wells, in exchange for 1,000,000 shares of our common stock. Based on net proved reserve estimates at the time of the acquisition of 3.4 MBbls of oil and 96 MMcf of natural gas, we valued these properties at approximately $200,000. The effective date of this acquisition was May 1, 2000.

     Effectively, these acquisitions increased our overall reserves by approximately 200%, our total number of gross wells by 173% (485% net) and our total monthly production by approximately 69%. We financed the acquisition of these assets under our existing credit facility with Compass Bank. See "Part II - Item 6 - Management's Discussion and Analysis and Plan of Operations - Our Liquidity and Capital Resources - Credit Facility."

Eastland County Properties

     The properties acquired from Citation Oil & Gas in Eastland County include 78 gross (77.9 net) producing wells. At the time of the acquisition, 55 of these wells were active. We are the operator of all the wells acquired in Eastland County, and took over the operation of these wells on August 2, 2000. These properties include approximately 2,344 gross (2,344 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., dated September 30, 2001, the Eastland County properties were estimated to contain net proved reserves of 552.4 MBbls of oil and 287.4 MMcf of natural gas.

Ochiltree County Properties

     The properties acquired from Citation Oil & Gas in Ochiltree County include 66 gross (62 net) producing wells. At the time of the acquisition, 42 of these wells were active. We are the operator of all but one of these wells, and assumed their operations on August 2, 2000. These properties include approximately 13,314 gross (12,430 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., dated September 30, 2001, the Ochiltree County properties were estimated to contain net proved reserves of 364.3 MBbls of oil and 2,027 MMcf of natural gas.

McMullen County Properties

     The properties that we acquired in the AWP Field in McMullen County include 40 gross (39 net) producing wells. At the time of the acquisition, 36 of these wells were active. We became the operator of all these wells on July 1, 2000. These properties include approximately 2,621 gross (2,621 net) developed acres and no undeveloped acreage. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., dated September 30, 2001, the McMullen County properties were estimated to contain net proved reserves of 695.5 MBbls of oil and 1839.1 MMcf of natural gas.

We Sold Oil and Natural Gas Properties in Jasper County, Texas

     In May 2000, we sold our oil and natural gas interests located in Jasper County, Texas to Coastal Oil & Gas USA, L.P. for approximately $1 million. The sale included 100% working interests in two active wells. We applied $300,000 of the proceeds received from this transaction to reduce the outstanding balance of our credit facility. Our decision to sell these properties was motivated by the favorable offer made by Coastal Oil & Gas USA, L.P. Under current accounting rules for full-cost companies, we did not recognize a gain or loss on the sale of the Jasper County properties.

Developments During Fiscal 1999

We Acquired and Sold Oil and Natural Gas Properties in Vermillion Parish, Louisiana

     In May 1999, we purchased four natural gas wells located in Vermillion Parish, Louisiana from Hogan Exploration, L.L.C. We were named the operator of these wells. The $371,000 purchase price was financed by Conoco, Inc., who provided $450,000 of funds in exchange for an in-kind production payment interest in 400 MMcf of natural gas to be produced from these properties. The remainder of the proceeds received from Conoco were applied to expenses incurred in the transaction, including the payment of a finder's fee in the amount of $79,450. The effective date of the acquisition was May 1, 1999. Effective October 1, 1999, we sold these properties to the Three Sisters Trust for net proceeds of $18,842 and the assumption of the remaining balance of the in-kind production payment interest.

Our Exploitation and Development Activities

     We made exploitation and development expenditures of $92,000, $139,000, and $1,576,000 during the fiscal years ended September 30, 1999, 2000 and 2001, respectively. We made net acquisition expenditures of $1.5 million, $5.8 million, and $1.7 million during the fiscal years ended September 30, 1999, 2000 and 2001, respectively. Our ability to continue to fund our exploitation and development activities depends upon cash flow and our ability to secure the necessary financing for these activities.

     We began drilling the Watts Johnson No. 2 well in Rusk County, Texas during the fourth quarter of fiscal 2001. The well is approximately 95% complete, and we plan to finish drilling and evaluate the well's production potential during the first quarter of fiscal 2002. We are the named operator of this well, and have a 43% working interest in it. Our estimated net cost to complete this well is $100,000. Also, during the fourth quarter of fiscal 2001, we plugged and abandoned the unsuccessful TXL No. 4 well which was drilled and abandoned at a cost of $210,000. This well was drilled in June 2001 in an attempt to define an extension to the Maryneal Cisco Sand Field in Nolan County, Texas. We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures.

Our Operating Activities

     As of September 30, 2001, we were the operator of 233 gross (225 net) wells, which represented approximately 77% of the gross wells and 99% of the net wells in which we had an interest on that date. The remainder of the wells in which we had an interest on September 30, 2001 are operated by third party operators. The wells that we currently operate are located in Texas and Oklahoma. Although we elect to operate and manage most of our properties and drilling activities, our wells are drilled by independent drilling contractors.

Our Oil and Natural Gas Properties

The following table sets forth the fields in which we have significant oil and natural gas properties, and information as of September 30, 2001, with respect to each of the fields.

					Percentage	Fiscal Year Ended
					of PV-10	September 30, 2001
	Wells		Proved Reserves		Total	Net Production
			Oil	Gas	Proved	Oil	Gas
	Gross	Net	(MBls)	(MMcf)	Reserves[1]	(Bbls)	(Mcf)
AWP Field McMullen County, Texas	40	39	695.5	1,839.1	41.0	39,597	107,950
Farnsworth Unit Area Ochiltree County, Texas	63	61	364.3	2,027.0	18.8	56,312	77,940
North Pioneer Unit Area Eastland County, Texas	77	77	552.4	287.4	13.4	37,321	----
Providence and Prudence Fields King and Cottle Counties, Texas	16	14	23.8	2,351.1	4.9	1,528[2]	86,003[2]
Other	111	36	102.5	4,321.4	21.9	14,597	404,356
Total	307	227	1,738.5	10,826.0	100.0	149,355	676,249

________________________
[1] Estimated PV-10 proved reserves cashflows include oil, natural gas and NGLs.
2 Includes oil and natural gas produced since the effective date of our acquisition.

AWP Field
McMullen County, Texas

     The AWP Field produces oil and natural gas from the Olmos sand at a depth of approximately 9,500 feet. There are over 500 active producing wells in the AWP Field. We assumed operation of 40 wells in the AWP Field on July 1, 2000. Only 36 of our 40 wells in the AWP Field are currently active and producing. The wells were originally completed as flowing wells and most have now been equipped with pumping units for artificial lift. The natural gas produced is compressed to a sales line at 1,100 psi. Our interest in the AWP Field includes approximately 2,621 gross (2,621 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2001, these properties were estimated to have net reserves of 695.5MBbls of oil and condensate, and 1839.1 MMcf of natural gas. The PV-10 of these properties was $6.2 million as of September 30, 2001. We own a 100% working interest in all but two of our 40 wells in the AWP Field.

     In fiscal 2001, we improved the operating conditions in the AWP Field by constructing electrical lines and connecting six wells to electrical service. Additionally, we installed a new and more efficient rental compressor that also reduces fuel consumption. We continue to review acquisitions and exploitation opportunities in the AWP Field. Any expenditures for these activities are entirely at our discretion.

Farnsworth Unit Area
Ochiltree County, Texas

     The Farnsworth Unit is a waterflood unit producing primarily oil in the Morrow sand at a depth of approximately 7,800 feet. A discovery well was drilled in the 1950s, and the area was organized as a unit in 1961. Water injection began in 1962, and the Farnsworth Unit currently consists of 63 producing wells and four water injection wells. Of these wells, 37 producing wells and 10 injection wells remain active. Only a small portion of the original unit remains productive. On August 2, 2000, we became the operator of this unit. These properties include approximately 13,314 gross (12,430) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2001, the Farnsworth Unit and associated non-unit producing wells were estimated to have net reserves of 364.3 MBbls of oil and 2027 MMcf of natural gas. The PV-10 for these reserves was $2.9 million at September 30, 2001. We own a 95% working interest and 81% net revenue position in the Farnsworth Unit.

     In fiscal 2001, we began an exploitation program by working over three producing wells and one water injection well to improve operations. We modified the unit's #4 Battery to improve testing and monitoring capabilities. New rental compression was set to improve gas sales and provide access to a market with higher product prices. Further, we plan to continue geological and engineering reviews of other productive horizons in the Farnsworth Unit Area and evaluate the possibility of adding more natural gas and oil production.

North Pioneer Unit Area
Eastland County, Texas

     The North Pioneer Unit is a mature waterflood unit formed in the early 1980s that primarily produces oil from the Caddo sand at a depth of approximately 2,500 feet. We have a 100% working interest and 83% net revenue interest in the unit. Further, we own and operate several wells in the area that are outside the unit boundaries. As of September 30, 2001, North Pioneer Unit and adjacent producing properties were estimated to have net reserves of 552.4 MBbls of oil and 287.4 MMcf of gas. The PV-10 for these reserves was $2.0 million as of September 30, 2001.

     In fiscal 2001, we reconfigured the salt-water injection system in the North Pioneer Unit to improve operating efficiencies. We will continue to review exploitation possibilities for engineering economic possibility. All such expenditures are at our discretion.

Providence and Prudence Fields
King and Cottle Counties, Texas

     The Providence and Prudence Field area, which is located in King and Cottle Counties, Texas, produces natural gas and oil from the Atoka sand at a depth of approximately 6,100 feet. In fiscal 2001, we acquired 6,139 gross and 5,852 net developed acres and no undeveloped acres in 16 operated wells. We own a 100% working interest in 12 of these wells and began acquiring portions of the working interest in the remaining four wells during the first quarter of fiscal 2002. According to the reserve report prepared by LaRoche Petroleum Consultants Ltd., as of September 30, 2001, our estimated net reserves in the Providence and Prudence Field area was 23.8 MBbls of oils and 2,351.1 MMcf of natural gas. The PV-10 of these properties were estimated to be $739,000 as of September 30, 2001.

     In fiscal 2001, we began exploitation of these properties by workovers and cleanouts of three producing wells. We also reconfigured the compressor and gas sales system to improve operations. We continue to review acquisition and exploitation opportunities in the Providence and Prudence Field vicinity. Other field operators are currently drilling or planning to drill new wells in the area. We will closely monitor their results and use this information to continue to review drilling opportunities on our properties.

Title to Our Properties

     We have acquired interests in producing and non-producing acreage in the form of working interests, royalty interests, overriding royalty interests and net profits interests. Substantially all of our property interests, and the assignors' interests in the working or other interests in the underlying properties, are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract oil and natural gas from specified areas. Consideration for these leases usually consists of a lump sum payment, such as a bonus, and a fixed annual charge, such as a delay rental, prior to production unless the lease is paid up and, once production has been established, a royalty based generally upon either the proceeds from the sale of oil and natural gas or the market value of oil and natural gas produced. Once wells are drilled, a lease generally continues so long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of our non-producing acreage is held under leases from mineral owners or governmental entities which expire at varying dates. We are obligated to pay annual delay rentals to the lessors of some properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and natural gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances.

     When we acquire developed properties we conduct a title investigation. When acquiring undeveloped properties, as is common industry practice, we conduct little or no investigation of title other than a preliminary review of local mineral records. We do conduct title investigations and, in most cases, obtain a title opinion of local counsel before we begin drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that our practices are adequately designed to enable us to acquire good title to properties. However, some title risks cannot be avoided, despite the use of customary industry practices.

Our properties are generally subject to:

-	customary royalty and overriding royalty interests;
-	liens incident to operating agreements; and
-	liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

We believe that none of these burdens either materially detract from the value of our properties or materially interfere with their use in the operation of our business. All of our properties are pledged as collateral under our credit facility.

Our Oil and Natural Gas Reserves

On September 30, 2001, our oil and natural gas reserves included direct interests in over 300 wells in the states of Texas, Oklahoma and New Mexico, including 233 wells that we operate.

     The following tables summarize information regarding our estimated proved oil and natural gas reserves as of September 30, and 2000 and 2001. All of these reserves are located in the United States. The estimates relating to our proved oil and natural gas reserves and future net revenues of oil and natural gas reserves included in this annual report are based upon reports prepared by LaRoche Petroleum Consultants, Ltd. In accordance with guidelines of the SEC, the estimates of future net cash flows from proved reserves and their PV-10 are made using oil and natural gas sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

	September 30,
	2000	2001
Natural Gas (per Mcf)	$ 5.48	$ 2.07
Oil (per Bbl)	$29.98	$22.34

     Reserve estimates are imprecise and may be expected to change, as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth herein will ultimately be produced. The discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and natural gas properties, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and natural gas prices nor for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     All reserves are evaluated at constant temperature and pressure, which can affect the measurement of natural gas reserves. Operating costs, development costs and some production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes, operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV-10 from future net cash flows differ from the standardized measure set forth in the notes to our consolidated financial statements, which is calculated after provision for future income taxes. We cannot assure you that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

The following tables set forth our proved reserves of oil and natural gas and the PV-10 thereof for the fiscal years ended September 30, 2000 and 2001.

Proved Oil and Natural Gas Reserves

	September 30,
	2000	2001
Natural gas reserves (MMcf):
Proved Developed Reserves	9,283	10,826
Proved Undeveloped Reserves	0	0
Total Proved Reserves of natural gas	9,283	10,826

Oil reserves (MBbl):
Proved Developed Reserves	2,222	1,739
Proved Undeveloped Reserves	0	0
Total Proved Reserves of oil	2,222	1,739

Total Proved Reserves (MBoe)	3,769	3,543

PV-10 of Proved Reserves (In Thousands)

	September 30,
	2000	2001
PV-10
Proved Developed Reserves	32,277	15,230
Proved Undeveloped Reserves	0	0
Total PV-10	32,277	15,230
Total standardized measure	20,083	11,980

     Except for the effect of changes in oil and natural gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our reserves since September 30, 2001

     For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see note 15 of the notes to financial statements included in this annual report on Form 10-KSB.

We Have Not Reported Reserves to Other Agencies

As of September 30, 2001, our estimates of oil and natural gas reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

Our Production

     The following table summarizes for the periods indicated, our revenues, net production of oil and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

	Fiscal Year Ended September 30,
	1999	2000	2001
Sales:
Oil:
Revenue	$336,071	$1,327,091	$ 3,857,677
Production sold (Bbls)	22,427	45,888	149,355
Average sales price per Bbl	$14.99	$28.92	$25.83
Natural Gas:
Revenue	$965,442	$1,539,390	$3,147,622
Production sold (Mcf)	474,508	453,840	676,249
Average sales price per Mcf	$2.03	$3.39	$4.65
Costs and Expenses:
Production costs per Boe	$5.77	$8.91	$9.47
Depreciation, depletion and amortization per Boe	$6.87	$2.50	$3.12

     Our total oil and natural gas revenues for the fiscal year ended September 30, 2001 increased 144% from the fiscal year ended September 30, 2000 due to increases in our production volumes resulting from acquisitions we completed during fiscal 2000. The effect of these increased volumes outweighed the decreased sales prices for oil. Our average sales price per barrel of oil decreased $3.09 to $25.83, or 11% and our average sales price per Mcf of natural gas increased $1.26 to $4.65 or 37%, from our prices for the fiscal year ended September 30, 2000.

     Our total oil and natural gas revenues for the fiscal year ended September 30, 2000 increased 120.2% from the prior year due to increases in production volumes resulting from acquisitions we completed during fiscal 2000. Additionally, our average sales price per barrel of oil increased $13.93 to $28.92 or 92.9% and our average sales price per Mcf of natural gas increased $1.36 to $3.39, or 67%, from prices for the fiscal year ended September 30, 1999.

     The production information we reported in the preceding table only includes our share of the oil and natural gas produced after payment of royalties, if any. Our oil production for the fiscal year ended September 30, 2001 was 225% higher and our natural gas production was 49% higher than the similar period ended September 30, 2000. Our oil production for the fiscal year ended September 30, 2000 was 104.6% higher and our natural gas production was 4.4% lower than for the fiscal year ended September 30, 1999. On a Boe basis, our total production for the fiscal year ended September 30, 2001 increased 116% from the same period ended September 30, 2000, and our total production for the fiscal year ended September 30, 2000 increased 20% from the period ended September 30, 1999.

     Production costs per Boe for the year ended September 30, 2000 excludes approximately $180,000 for repairs and workover expenditures that primarily relate to newly acquired properties. We do not expect these items to be recurring costs. Additionally, our production costs for fiscal 2000 were higher than usual due to the expenses associated with refurbishing selected wells that we operate. Production costs per Boe for the year ended September 30, 2001 excludes approximately $1,028,000 for repairs and workover expenditures that primarily relate to properties acquired in fiscal 2000 and 2001. Additionally, our production costs for fiscal 2001 were higher than usual due to the expenses associated with refurbishing selected wells that we operate.

     Depreciation, depletion and amortization for the year ended September 30, 2000 is less than the amount incurred during the year ended September 30, 1999, primarily as a result of the effect of a $1.8 million "ceiling test" write down. Depreciation and depletion and amortization for the year end September 30, 2001 is greater than the amount incurred during the year ended September 30, 2000 due to increased sales volumes and lower reserve volumes coupled with an increased depletable base.

Our Interest in Productive Wells

     The following table sets forth our interest in productive wells (producing wells and temporarily shut-in wells) on September 30, 2001. The number of total gross oil and natural gas wells excludes any multiple completions.

	Gross Wells			Net Wells
	Oil	Gas	Total	Oil	Gas	Total
New Mexico	0	3	3	0.1		.1
Oklahoma	9	87	96	8.5	24.2	32.7
Texas	174	34	208	170.0	24.3	194.3
Total	183	124	307	178.5	48.6	227.1

Our Drilling Activities

     We intend to continue concentrating on lower risk, development-type properties by drilling to reservoirs from which production is, or was, being obtained. The number and type of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well and the estimated recoverable reserves attributable to each well. Expenditures for drilling and completion of wells are entirely at the our discretion. We have not drilled any exploratory wells within our last three fiscal years. The following table summarizes our approximate net and gross interest in the wells drilled during the years indicated and refers to the number of wells (holes) completed at any time during the year, regardless of when drilling was initiated:

Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended September 1999[1]	-	-	-	-	-	-
Year ended September 2000[1]	-	-	-	-	-	-
Year ended September 2001	1	1	2.005		1.000	1.005

_____________

[1]  During the fiscal years ended September 30, 1999 and 2000, we participated on a very limited basis as a partner with other oil and natural gas companies in the drilling of a small number of exploratory and development wells. Our working interest in these drilling projects did not exceed 2%, and we did not spend more than $25,000 in the aggregate on these projects.

The development drilling activities referenced in the above tables were conducted in Texas.

     We began drilling the Watts Johnson No. 2 well in Rusk County, Texas during the fourth quarter of fiscal 2001. The well is approximately 95% complete, and we plan to finish drilling and evaluate the well's production potential during the first quarter of fiscal 2002. We are the named operator of this well, and have a 43% working interest in it. Our estimated net cost to complete this well is $100,000. Also, during the fourth quarter of fiscal 2001, we plugged and abandoned the unsuccessful TXL No. 4 well which was drilled and abandoned at a cost of $210,000. This well was drilled in June 2001 in an attempt to define an extension to the Maryneal Cisco Sand Field in Nolan County, Texas. We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures. Other than this activity, we were not involved in drilling any other well at September 30, 2001.

Our Interest in Developed and Undeveloped Acreage

The following table sets forth our interest in developed and undeveloped acreage on September 30, 2001.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Oklahoma	35,893	10,252	0	0
Texas	27,339	24,598	600	524
Other	160	3	0	0
Total	63,392	34,853	600	524

The primary terms of the leases covering the majority of our undeveloped acreage in these counties expire at various dates, generally ranging from one to five years. We can retain our interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain these leases.

Our Past Sales of Producing Properties and Undeveloped Acreage

     We evaluate properties on an ongoing basis to determine the economic viability of the properties and whether these properties enhance our objectives. During the course of normal business, we may dispose of producing properties and undeveloped acreage if we believe that it is in our best interest.

     In fiscal years ended September 30, 2001 and September 30, 1999, we had no material sales of producing properties. In the fiscal year ended September 30, 2000, we sold our interest in 2 groups of producing oil and natural gas properties in Vermillion Parish, Louisiana, and Jasper County, Texas for a total of approximately $1 million after adjustments.

Our Products, Markets and Revenues

     We produce oil and natural gas. We do not refine or process the oil and the natural gas that we produce. We generally sell the oil we produce under short-term contracts at market prices in the areas in which the producing properties were located, generally at F.O.B. field prices posted by the principal purchaser of oil in these areas. We sell almost all of our natural gas production on the spot market. The market for oil and natural gas and the prices of oil and natural gas is influenced by a number of factors that are beyond our control. These factors include, among other things:

-	the level of domestic production and economic activity generally;
-	the availability of imported oil and natural gas;
-	actions taken by foreign oil producing nations;
-	the availability of natural gas pipelines with adequate capacity and other transportation facilities;
-	the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products; and
-

the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels.

Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we cannot predict accurately the prices or marketability of the oil and natural gas from any producing well in which we have or may acquire an interest.

     Oil prices have been subject to significant fluctuations over the past several decades. More specifically, the average monthly price for WTI as quoted on NYMEX in recent years has ranged from a low of $11.99 per Bbl in February 1999 to a high of $33.76 per Bbl in September 2000. The average price for WTI quoted on NYMEX for November 2001 was $19.67 per Bbl. Levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the U.S. market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. For example, average monthly NYMEX prices for natural gas ranged from a low of $1.76 per Mcf in February 1999 to a high of $8.67 per MMbtu in December 2000. The average NYMEX price for natural gas for November 2001 was $2.82 per MMbtu. These frequent changes in the market price make it impossible for us to predict natural gas price movements with any certainty.

     We cannot assure you that we will be able to market all the oil or natural gas that we produce or, if our oil or natural gas can be marketed, that we can negotiate favorable price and contractual terms. Changes in oil and natural gas prices may significantly affect our revenues and cash flow and the value of our oil and natural gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on our business and financial condition.

     We engage in oil and natural gas production activities in areas, where from time to time the supply of oil and natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil and natural gas in these areas reduce the amount of oil and natural gas that they may purchase from us. If we cannot locate other buyers for our production or any of our newly discovered oil and natural gas reserves, we may shut-in our oil and natural gas wells for periods of time.

The following table sets forth the amount of our oil sales, natural gas sales and the percent of these sales to total oil and natural gas revenues for the periods indicated (in thousands):

				Percent of
			Total Oil and	Sales to Total Oil and
		Natural	Natural	Natural Gas Revenues
Period Ended	Oil Sales	Gas Sales	Gas Sales	Oil	Gas
Year ended September 30, 1999	$ 336	$ 965	$1,301	26%	74%
Year ended September 30, 2000	$1,327	$1,539	$2,866	46%	54%
Year ended September 30, 2001	$3,858	$3,147	$7,005	55%	45%

Our Current Delivery Commitments

We are not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

Our Principal Customers

     During the fiscal year ended September 30, 2001 we sold oil and natural gas to approximately 50 separate purchasers. Sales to three separate oil and natural gas purchasers, Plains Marketing, L.P., Duke Energy Field Services and Teco Gas Processing Company, accounted for 57%, 19% and 9% of our respective total revenues for the fiscal year ended September 30, 2001. Two separate oil and gas purchasers, Plains Marketing, L.P. and GPM Gas Marketing, LLC accounted for 27% and 18%, respectively, of our total revenues during fiscal 2000. Sales to three separate oil and natural gas purchasers, GPM Gas Marketing, LLC, Transok, LLC and Aurora Natural Gas, LLC accounted for 35%, 17%, and 13%, respectively, of our total revenues for the fiscal year ended September 30, 1999. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area. We believe we would be able, under current economic circumstances, to contract with other purchasers for our oil and natural gas production if we were to lose any one of our oil and natural gas purchasers.

We Encounter Strong Competition

     The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

     We are also affected by competition for drilling rigs and the availability of related equipment. The oil and natural gas industry may experience shortages of drilling rigs, equipment, pipe and personnel. We are unable to predict how long current market conditions will continue, or its direct effect on our development and exploitation program.

     Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and we cannot assure you that we will be able to compete satisfactorily in acquiring properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing some of their existing producing properties for sale to independent producers. We cannot assure you that we will be successful in acquiring any of these properties.

We Are Affected By Various Laws and Regulations

     The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of these wells. Many states restrict production to the market demand for oil and natural gas. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their boundaries.

     The Federal Energy Regulatory Commission, or FERC, regulates interstate natural gas transportation rates and service conditions, which affect the revenues received by us for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B, or Order 636, that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services the pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on us. Generally, Order 636 has eliminated or substantially reduced the traditional role of intrastate pipelines as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

     The price we receive from the sale of oil and NGLs is affected by the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index these rates to inflation, subject to some conditions and limitations. The Railroad Commission of the State of Texas is considering adopting rules to prevent discriminatory transportation practices by intrastate natural gas gatherers and transporters by requiring the disclosure of rate information under varying conditions of service. We are not able to predict with certainty the effects, if any, of these regulations on our operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and NGLs.

     Finally, from time to time regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas.

General

     From time to time political developments and federal and state laws and regulations affect our operations in varying degrees. Changes in price controls, taxes and other laws and regulations affect our oil and natural gas production, operations and economics.

     We review legislation affecting the oil and natural gas industry for amendments. The legislative review frequently increases our regulatory burden. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws. We cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, whether amendments or additional regulations will be adopted, or what effect interpretations and changes may have on our business or financial condition.

Matters subject to regulation include:

-	discharge permits for drilling operations;
-	drilling and abandonment bonds or other financial responsibility requirements;
-	reports concerning operations;
-	the spacing of wells;
-	unitization and pooling of properties; and
-	taxation.

Natural Gas Regulation and the Effect on Marketing

     Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (or FERC) issued a series of orders that have substantially impacted interstate natural gas pipeline operations, services and rates, and thus have significantly altered the marketing and price of natural gas. Order No. 636, issued in April 1992, is FERC's key rule making action to date. Order No. 636 required each interstate pipeline to unbundle its traditional bundled sales services, to create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent a pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so using private contracts in direct competition with all other sellers, such as us. The order did not require pipeline companies and their affiliates to remain merchants of natural gas, and as a result most of the interstate pipeline companies have become transporters only. In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even though the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. We cannot predict for you whether the FERC's orders will be affirmed on appeal or what the effects will be on our business.

In recent years the FERC has pursued other important policy initiatives that could significantly affect the marketing of natural gas. Some of the more notable regulatory initiatives include:

-

a series of orders in individual pipeline proceedings that articulate a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the "spindown" of previously regulated gathering facilities to the pipeline's nonregulated affiliate);

-	the completion of a rule involving the regulation of pipelines with marketing affiliates under Order No. 497;
-	the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange;
-	a generic inquiry into the pricing of interstate pipeline capacity;
-	efforts to refine the FERC's regulations that control operation of the secondary market for released pipeline capacity; and
-	a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

     Several FERC initiatives are intended to enhance competition in natural gas markets, but some may have the adverse effect. For instance, "spindowns," may actually increase the cost of doing business to some in the industry as a result of the monopolization of facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spindowns," but it remains uncertain what effect these activities will have on access to markets and the cost of doing business. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary nature of these regulatory initiatives makes it impossible at this time for us to predict their ultimate impact on our business.

     We directly and indirectly own natural gas facilities that we believe meet the traditional tests FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938. Moreover, recent FERC orders have been more liberal in their reliance upon or use of the traditional tests. In many instances, what was once classified as "transmission" may now be classified as "gathering." We transport our own natural gas through these facilities. We also transport a portion of our natural gas through gathering facilities owned by others, including interstate pipelines. Although these FERC orders have created the potential for increasing our natural gas shipping costs on third party gathering facilities, our shipping activities have not been materially affected by these orders.

Federal Taxation

The federal government may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

State Regulation

     The various states in which we conduct activities regulate our drilling, operation and production of oil and natural gas wells, including the method of developing new fields, spacing of wells, the prevention and clean-up of pollution, and maximum daily production allowables based on market demand and conservation considerations.

Environmental Regulation

     The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, is subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our domestic activities are subject to federal environmental laws and regulations, including, but not limited to:

-	the Oil Pollution Act of 1990 (OPA);
-	the Clean Water Act (CWA);
-	the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);
-	the Resource Conservation and Recovery Act (RCRA);
-	the Clean Air Act (CAA); and
-	the Safe Drinking Water Act (SDWA).

     Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for the cleanup of pollution.

     Under OPA and CWA, our release of oil and hazardous substances in harmful quantities into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the (1) costs of remediating a release, (2) administrative and civil penalties or criminal fines, (3) OPA -specified damages such as loss of use, and for natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without guard to fault, although there may be some limitation on liability under OPA if there is no finding of willful negligence or misconduct related to the release. The CWA also may impose permitting obligations for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil in harmful quantities .

Federal Taxation

The federal government may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.
into or upon waters of the United States and adjoining shorelines.

     CERCLA and comparable state statutes, also known as Superfund laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal of, treatment of, or transport of hazardous substances found at the site. Liability can arise from conditions on properties where operations are conducted and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA, as amended, currently exempts petroleum, (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA and similar state statutes. We cannot assure you that the exemption will be preserved in any future amendments of the act.

     RCRA and comparable state and local programs impose requirements on the management, including treatment, storage and disposal, of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

     Oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in some instances require remediation. In addition, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. We do not believe the costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, but we cannot guarantee that potential costs would not result in material expenditures.

     Additionally, if in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, then we may incur penalties and costs for waste handling, remediation and third party actions for damages. Moreover, we are able to directly control the operations of only the wells that we operate. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with applicable environmental regulations may be attributable to us.

     We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed and interpreted, we are unable to predict the ultimate cost of compliance. We cannot assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not incur material expenses in complying with environmental laws and regulations in the future. If substantial liabilities to third parties or governmental entities were incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against all of these risks, either because insurance is not available or because of high premium costs. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any of these liabilities on us may have a material adverse effect on our financial condition and results of operations.

Our Employees

     As of September 30, 2001, we employed eight (8) full-time employees and no part-time employees. All of our employees are engaged in administrative activities. As customary in the oil and gas industry, we engage multiple independent contractors to conduct our local field operations. Additionally, as of September 30, 2001, we had arrangements with approximately two (2) persons to provide office and administrative support on a contract basis. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Our Executive Officers

     Michael E. Montgomery. Mr. Montgomery has been our President, Chief Executive Officer and Chairman of the Board since May 15, 2000. Mr. Montgomery has also served as a member of our board of directors since June 15, 2000. Mr. Montgomery was also appointed as our Chief Financial Officer during November 2001. Mr. Montgomery has over 15 years of experience in the energy industry with extensive involvement in the operations and acquisitions areas. Since its inception in 1987, Mr. Montgomery has served as the President of Montgomery Petroleum, Inc., an independent oil and gas company that he founded, and also served from June 1998 to October 2000 as the Managing General Partner of MBOE Oil and Gas Limited Partnership, a private oil and natural gas enterprise. Additionally, Mr. Montgomery has also served as the president of Montgomery Development, Inc. since 1997. Mr. Montgomery has extensive experience in the commercial banking industry and served as a director of Bent Tree National Bank from 1994 until 1996. Mr. Montgomery holds a Bachelor of Arts degree in finance from Southern Methodist University and dedicates approximately 90% of his time during normal business hours to our business.

     Thomas A. Rubis. Mr. Rubis was appointed as Vice President-Operations in October 2000. Mr. Rubis has over 20 years of experience in the energy industry. From 1982-1989, he was employed by the United States division of PanCanadian Petroleum Company. From 1989 until 1992, Mr. Rubis was employed as an Area Engineer with COHO Resources, Inc., and until 1995, as Production Manager for National Energy Group, Inc. Since 1996, Mr. Rubis has operated a private petroleum company, Rubis Oil, Inc., which concentrated its operations in Central and East Texas. Mr. Rubis holds a Bachelor of Science degree in Petroleum Engineering from the University of Wyoming and dedicates substantially all of his efforts during normal business hours to our business.

Glossary of Selected Oil and Natural Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this annual report on Form 10-KSB.

"Bbl." One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

"Bcf." One billion cubic feet of natural gas.

"Boe." Barrels of oil equivalent. Calculated by converting 6 Mcf of natural gas to 1 Bbl of oil.

"infill drilling." Drilling of a well between known producing wells to better exploit the reservoir.

"MBoe." One thousand barrels of oil equivalent.

"Mcf." One thousand cubic feet of natural gas.

"MMBtu." One million British thermal units.

"MMcf." One million cubic feet of natural gas.

"NGL" or "condensate." The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

"NYMEX." New York Mercantile Exchange.

"overriding royalty interest." An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

"psi." pounds per square inch.

     "present value of estimated future net revenues" or "PV-10." The present value of estimated future net revenues is an estimate of future net revenues from a property at the time period indicated, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. In accordance with the rules of the SEC, the future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating costs at the time period indicated. We believe that the present value of estimated future net revenues before income taxes, while not in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

      "standardized measure." The standardized measure an estimate of future net reserves from a property, and is calculated in the same exact same fashion as a PV-10 value, except that the projected revenue stream is adjusted to account for the estimated amount of federal income tax that must be paid.

"WTI." West Texas Intermediate Crude Oil.

ITEM 2. PROPERTIES

General

     We lease approximately 3,300 square feet of office space in Dallas, Texas, for our corporate offices. The lease expires May 31, 2003, requires a monthly rental payment of approximately $5,000 and may be canceled upon 30 days notice. We consider this space adequate for our present needs.

Other

     We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production and drilling activity in Item 1 beginning on page 1 of this annual report on Form 10-KSB. For a description of the nature of our legal interest in these properties, see "Part 1 - Item 1 - Description of Business - Title to Our Properties."

ITEM 3. LEGAL PROCEEDINGS

     As of September 30, 2001, we were not involved in any legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last three months of the fiscal year ended September 30, 2001, we did not submit any matter to a vote by our stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Our Common Stock

     Our common stock is currently traded on the over-the-counter market under the symbol "TKRD". Effective October 2, 2001, our common stock became eligible for quotation on the OTCBB. Previously, our common stock was quoted in the "pink sheets" published by the National Quotation Bureau. The trading in our common stock is extremely limited. The following table sets forth the quarterly high and low bid prices from October 1, 1999 through September 30, 2001, based upon quotations periodically published in the OTC "pink sheets". All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Year ended September 30, 2000
First Quarter	$.07	$.03125
Second Quarter	$.17	$.0325
Third Quarter	$.25	$.10
Fourth Quarter	$.42	$.16

Year ended September 30, 2001
First Quarter	$.26	$.11
Second Quarter	$.43	$.15
Third Quarter	$.20	$.14
Fourth Quarter	$.34	$.10

The bid price for our common stock was $.07 on December 11, 2001.

Our Stockholders

     According to the records of our transfer agent, there were approximately 455 holders of record of our common stock on September 30, 2001 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Our Dividend Policy

     We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit facility currently prohibits us from paying dividends. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in our credit facility, business conditions, our financial condition and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

     Beginning on February 7, 2001, we issued shares of common stock to our stockholders in connection with our re-incorporation merger into the state of Delaware. These shares of common stock were issued to replace shares of the previously outstanding shares of common and preferred stock in the Utah corporation that was our predecessor in interest. The shares of common stock issued in this transaction did not involve a sale of securities pursuant to Rule 145(a) promulgated under the Securities Act of 1933, as the sole purpose of the re-incorporation merger was to change our state of domicile from Utah to Delaware.

     From March 1998 until February 7, 2001, we issued a total of 3,602,946 shares of our common stock to certain of our stockholders upon the conversion of an aggregate of 600,491 shares of our previously outstanding preferred stock. Each share of our preferred stock was convertible into six shares of our common stock at the option of our preferred stockholders. The issuance of shares of common stock in these conversions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933. On February 7, 2001, all of our remaining shares of preferred stock were automatically converted into shares of our common stock in connection with our re-incorporation merger, as described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Results of Operations

Comparison of the Year Ended September 30, 2000 and 2001

Net income for the year ending September 30, 2001 was $743,000 or $0.02 per share, compared to net income of $491,000, or $0.01 per diluted share for the prior year. Our results of operations for fiscal 2001 were favorably impacted by acquisitions and the resulting increase in oil and natural gas volumes. Offsetting those effects were:

-	lower oil prices;
-	higher general and administrative expenses, lease operating expenses, and interest expense; and
-	realized losses on derivatives, including amortization of the cumulative affect of adopting SFAS No. 133.

Revenues

     Oil and natural gas sales were $7 million during fiscal 2001, compared to $2.9 million in fiscal 2000. Approximately $3.7 million of this increase was due to additional sales volume in fiscal 2001, primarily resulting from current and prior year acquisitions. The remaining $400,000 of this increase was due to higher gas prices ($900,000) offset by lower oil prices ($500,000). Weighted average annual prices were $25.83 per Bbl of oil and $4.65 per Mcf of natural gas during fiscal 2001, compared to $28.92 per Bbl and $3.39 per Mcf in 2000. Amortization of the cumulative effect of adopting SFAS No.133 as of September 30, 2001, in the amount of $227,800, is shown as a reduction of oil and natural gas sales in our financial statements. See "Hedging Activities" below.

     We sold 149 MBbls of oil during fiscal 2001, versus 46 MBbls in the prior fiscal year. Corresponding natural gas sales were 676 MMcf in fiscal 2001 and 454 MMcf in fiscal 2000. The increase in oil sales volume was substantially due to acquisitions during the third and fourth quarters of fiscal 2000. The increase in gas volumes resulted from acquisitions of producing properties during the third and fourth quarters of fiscal 2000 and 2001.

Costs and Expenses

     Our lease operating expenses for the year ended September 30, 2001 amounted to $3.5 million, a $2.2 million increase from the $1.3 million of expenses incurred during fiscal 2000. The increase was primarily due to acquisitions, including the addition of high-cost water flood projects. Additional repairs and workovers of both newly acquired and existing properties accounted for approximately $1.0 million of the increase. Based on our current projections, we expect workover expenditures to slightly decline during fiscal 2002. Furthermore, we anticipate that workover expenditures for our existing producing wells will continue to decrease in the future. Direct lease operating expense per Boe, excluding repairs and workovers, was $9.47 during fiscal 2001, compared to $8.91 in 2000.

     Our general and administrative expenses for the year ending September 30, 2001 were $1.3 million, a $900,000 increase from the $368,000 of expenses incurred during fiscal 2000. This increase primarily resulted from our recent growth and our corresponding needs for more office space and corporate staff. Also contributing to this increase were fees associated with improvements made to the accounting system for 1999 and 2000 and the completion of financial audits and new reserve studies for those two years. Additionally, we incurred legal and other professional fees associated with our preparation and filing of a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in March 2001, which was amended and re-filed in May, July and August, 2001.

     Depreciation, depletion and amortization was $834,000 for the year ended September 30, 2001, an increase of $531,000 from the $303,000 of expense reported during fiscal 2000. Our increase in depreciation, depletion and amortization resulted from the effect of acquisitions during the middle of fiscal 2000 and the third and fourth quarters of fiscal 2001, and the resulting increases in both sales volumes and depletable cost.

Other Income and Expenses

     We incurred $774,000 of interest expense during the fiscal year ended September 30, 2001, an increase of $296,000 from the $478,000 of interest expended during fiscal 2000. The increase stems from additional borrowings made under our credit facility to finance acquisitions, offset in part by lower average interest rates. We had outstanding borrowings of $10.5 million under our credit facility as of September 30, 2001, compared to $ 9.0 million at September 30, 2000.

     Other income during fiscal 2001 also included an unrealized gain resulting from the increase in fair value of derivative instruments. This came about as a result of our adoption of SFAS No. 133. The gain was offset in part by settlement losses arising from derivative transactions during fiscal 2001. On September 30, 2001, outstanding derivatives had an aggregate fair value of $73,000. This increase in value of $263,000 from 2000 to 2001, less settlement losses of $220,000 incurred during fiscal 2001, was reported as a component of other income in our statement of operations. Subsequent to our adoption of SFAS No. 133, we elected not to designate our derivative contracts as hedges. Accordingly, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges. See "Hedging Activities" below.

Due to our ability to carry forward our net operating losses that we incurred in prior years, we were not required to pay any federal or state income taxes for our operations in fiscal 2001.

Our Liquidity and Capital Resources

General

     On September 30, 2001, we had working capital of $224,000, compared to $527,000 at September 30, 2000. Capital expenditures of $3.3 million during fiscal 2001 were primarily funded by net borrowings of $1.5 million and cash flow from operating activities. During fiscal 2000, we made aggregate capital expenditures of $5.7 million. The majority of these expenditures were acquisitions of producing properties. Our capital expenditures during fiscal 2000 were funded substantially by debt, as well as by proceeds from asset sales of $1 million and cash flow.

     We began drilling the Watts Johnson No. 2 well in Rusk County, Texas during the fourth quarter of fiscal 2001. This well is approximately 95% complete, and we plan to finish drilling and evaluate the well's production potential during the first quarter of fiscal 2002. We are the named operator of this well, and have a 43% working interest in it. Our estimated net cost to complete this well is $100,000. Also, during the fourth quarter of fiscal 2001, we plugged and abandoned the unsuccessful TXL No. 4 well which was drilled and abandoned at a cost of $210,000. This well was drilled in June 2001 in an attempt to define an extension to the Maryneal Cisco Sand Field in Nolan County, Texas. We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities, as well as all other capital expenditures, are entirely at our discretion. We have no present commitments or obligations to make such expenditures during fiscal 2002, and have not formulated a formal capital expenditure budget. We anticipate that any fiscal 2002 capital expenditures, other than property acquisitions, will be funded solely by our cash flow from operations.

     Since our acquisition of properties are opportunistic and discretionary in nature, we have no established budget for property acquisitions in fiscal 2002. Property additions during fiscal 2002 are expected to be funded by drawdowns from the Company's existing credit facility and cash flow from operations. As discussed below, our ability to borrow additional funds during fiscal 2002 may be impaired by borrowing base limitations. We do not have any present commitments to acquire additional properties, but expect to continue our evaluation of potential acquisition opportunities that have acceptable terms and that present us with the potential for growth. During the third and fourth quarters of fiscal 2001, the Company completed three acquisitions of oil and natural gas properties in Cottle and King Counties, Texas, for a combined total of $1.8 million.

     A redetermination of the Company's borrowing base under its credit facility was completed in July 2001. The Company's borrowing capacity increased as a result of this evaluation. The next redetermination is expected to take place during December 2001. Future funding sources, to the extent required to finance discretionary expenditures, property acquisitions or to repay our credit facility once it reaches term, might include bank borrowings or the proceeds from private or public equity or debt financings.

Deferred Income Taxes

     Under applicable federal and state tax laws, we are able to carry forward, subject to limitations, net operating losses (NOLs) amounting to $2.8 million as of September 30, 2001 that we incurred in prior years. We are able to apply a portion of these NOLs to reduce the amount of income taxes accrued by us in subsequent years. We have accounted for these NOLs by establishing a balance sheet deferred tax asset, which is subject to a valuation allowance. We plan to use approximately $1.4 of these NOLs to offset tax liabilities that would have been payable in fiscal 2001.

Credit Facility

     On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our assets, less applicable automatic monthly borrowing base reductions of $80,000 effective from October 1, 2000 to February 1, 2001, $100,000 per month effective March 1, 2001 until August 1, 2001, and $125,000 per month thereafter. The next re-determination of our borrowing base is presently underway and is expected to be completed during January 2002. As disclosed above, we borrowed additional amounts under our credit facility to finance an acquisition completed during May 2001. As a result, our additional borrowing capacity was very limited. However, on July 9, 2001, the bank completed a redetermination of our borrowing base and increased it to $12 million. As of that date, we had $9,820,000 of outstanding borrowings, resulting in an additional $2,180,000 of borrowing capacity. On December 2, 2001, we had $855,000 in borrowing capacity. The credit facility allows us to borrow available funds on a revolving basis. All borrowings under the credit facility are secured by liens on substantially all of our assets.

     We must make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offer Rate ("LIBOR") plus 2.5% per annum or at the bank's prime rate of interest. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. Additionally, we must pay a commitment fee of one-half of one percent (1/2%) per annum on any unutilized portion of our borrowing base, as well as commitment and other customary fees on any letters of credit issued under the facility. On September 30, 2001, the prime rate was 6% per annum and LIBOR was 2.64% per annum. On December 11, 2001, the prime rate was 5% per annum and LIBOR was 2.36% per annum.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities may not be less than 1.25 to 1.0 at any time;
-

our tangible net worth must be at least equal to the sum of (a) $1.1 million, (b) 50% of any net income for fiscal years ending after September 30, 2000 and (c) 100% of any proceeds that we receive from equity issuances or other types of capital contributions; and

-

our quarterly ratio of earnings (before interest, taxes, depreciation, depletion, amortization and other non-cash items) to interest expense may not be less than 2.5 to 1.0 through December 31, 2001, and may not be less than 3.0 to 1.0 thereafter.

     During the periods covered by the financial statements that are filed with this annual report on Form 10-KSB, the bank has granted certain waivers or made modifications to the above financial covenants, whether by separate letter agreement or in conjunction with amendments of the facility to reflect changes in the borrowing base. Waivers or modifications have been granted in connection with bank requirements for financial and operational reporting, minimum hedging requirements and minimum tangible net worth requirements. On June 30, 2001, we were in compliance with each of the above financial covenants.

     During the fourth quarter of fiscal 2001, we were not in compliance with the ratio of earnings to interest expense covenant described above, and we are not in compliance with this covenant as of the date of this annual report. Accordingly, we requested a waiver of this covenant for the fourth quarter of fiscal 2001, which the bank has granted. However, due to the recent decline in the prices of oil and natural gas, we cannot assure you that we will be able to comply in the near future with this or other covenants of our credit facility under our current cost and debt structure. In an effort to re-establish full compliance with our credit facility covenants, we are currently taking measures to significantly reduce our general and administrative expenses and our well workover expenses. Further, we plan to aggressively pursue equity investment opportunities during the second and third quarters of fiscal 2002. We plan to apply a portion of any proceeds that we receive from an equity offering to the reduction of the outstanding amount under our credit facility, and thereby reduce our interest expense.

     No principal amortization will be required during the term of the credit facility as long as the aggregate principal balance does not exceed the borrowing base then in effect. Generally, we must make a repayment of principal to eliminate the amount of any borrowing base deficiency within five business days of the time that we discover or should discover the deficiency. However, if a borrowing base deficiency were to exist after giving effect to a bank redetermination or automatic monthly reduction, then we would have to do one of the following within 30 days of our receipt of notice of the deficiency from the bank:

-	our ratio of current assets to current liabilities may not be less than 1.25 to 1.0 at any time;
-	eliminate the borrowing base deficiency by making a prepayment of principal on the revolving loan in an amount equal to the borrowing base deficiency;
-

eliminate the borrowing base deficiency by granting the bank liens on additional oil and natural gas interests which have a sufficient value, as determined by the bank, to increase the borrowing base by at least the amount of the borrowing base deficiency; or

-	submit to the bank any combination of a principal prepayment and additional liens on oil and natural gas interests, which in the aggregate would eliminate the borrowing base deficiency.

     The borrowing base of our credit facility is redetermined semi-annually, and is being re-evaluated as of the date of this annual report. The credit facility matures on June 1, 2003. We may seek additional borrowing capacity at that time for any potential acquisitions and capital improvement needs. However, we cannot assure you that our current operations will result in increased collateral values or that these values will enable us to maintain a suitable borrowing base to access any funds that we may need for these or other purposes. The credit facility contains a number of covenants affecting our liquidity and capital resources, including restrictions on our ability to incur indebtedness or to pledge assets outside of the credit facility. Additionally, at any time that our borrowings under the credit facility exceed 75% of the borrowing base, we must enter into approved types of commodity price hedging arrangements that cover at least 40% of the bank's forecast of our monthly oil and natural gas production.

Need to Raise Additional Capital

     The growth of our business will require substantial capital on a continuing basis. We may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital we currently expect to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon various factors which we may not be able to control. See "Part 1- Item 1- Description of Business- Risks Related to Our Business- We May Need Additional Financing for Growth Which We Will Be Unable to Obtain."

     In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. As of December 2, 2001, we only had $855,000 in borrowing capacity. To the extent that we do not have additional borrowing capacity available, we would be forced to look for other sources of capital, including equity infusions or unsecured debt borrowings. We cannot anticipate the terms of these other capital sources, and they may not be available on terms that are favorable or acceptable to us. We are currently exploring the potential for an equity investment in the near future to be used for general corporate purposes.

Effect of Inflation and Changing Prices on Our Business

     It is difficult for us to assess the impact of inflation on our business. In 1998 and through the first quarter of 1999, we experienced a weakness in the prices we received for our oil and natural gas production. In the latter half of 1999 and through September 30, 2000, we generally experienced an increase in the prices we received for our oil and natural gas. During fiscal 2001, we generally experienced a decrease in the prices we received for our oil production and a slight increase in the prices received for our natural gas production. We cannot anticipate whether inflation will remain at its present level. However, a sudden increase in inflation and/or an increase in our operating costs or drilling costs coupled with a reduction in oil or natural gas prices could have an adverse effect on our operations.

Other Contingencies

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. On October 7, 2001, the United States commenced military action in Afghanistan in response to these attacks. These developments have caused instability in the world's financial and insurance markets. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas. Insurance premiums charged for some or all of the coverages we have historically maintained could increase materially, or the coverages could be unavailable in the future. These developments could have an adverse effect on our business and on our share price.

Hedging Activities

     On August 1, 2000, we entered into a fixed-price hedging arrangement with Torch Energy Marketing, Inc. covering 200 Bbls of our daily oil production at a fixed price of $26.25. At the beginning of each month, the agreement requires the calculation of the average NYMEX price for WTI during the immediately proceeding month. If the calculated price exceeds the fixed price, we must pay Torch Energy an amount equal to the difference between the calculated price and the fixed price, multiplied by the amount of production covered by the agreement for the proceeding month. If the calculated average price is less than the fixed price, Torch Energy must pay us an amount equal to the difference between the fixed price and the calculated price, multiplied by the amount of production covered by the agreement for the proceeding month. The agreement expired on August 31, 2001. For the year ended September 30, 2000, our revenues from sales of oil production have been decreased by settlement losses of $45,000 as a result of this agreement under hedge accounting.

     In March 2001, we entered into a financial swap covering 90 Bbls of crude oil per day at a fixed price of $25.47 from April 1, 2001 through December 31, 2001 and a $23.00 fixed price put option or "floor" associated with 200 Bbls of crude oil per day from September 1, 2001 through December 31, 2001. The premium associated with the $23.00 fixed price floor was $1.55 per Bbl, which is payable $9,753, $10,141, $9,877 and $10,271 over each of four months beginning October 31, 2001.

The following table sets forth the "costless" collar derivatives in place as of December 7, 2001:

Date	Term			Bbls/	Volume	Floor	Ceiling
Executed	From	To	Type	MMBtu	Per Day	Price	Pride
3/30/01	1/1/02	1/31/02	Costless Collar	Bbls	290	$20.00	$29.63
3/30/01	1/1/02	1/31/02	Costless Collar	Bbls	290	$20.00	$29.63
4/19/01	2/1/02	4/30/02	Costless Collar	Bbls	290	$23.00	$28.50
7/24/01	5/1/02	5/31/02	Costless Collar	Bbls	260	$22.00	$25.81
9/29/01	6/1/02	7/31/02	Costless Collar	Bbls	330	$22.00	$27.10
10/19/01	8/1/02	8/31/02	Costless Collar	Bbls	300	$18.00	$25.20
11/27/01	9/1/02	9/30/02	Costless Collar	Bbls	143	$18.00	$21.00
11/27/01	9/1/02	9/30/02	Costless Collar	MMBtu	1,000	$ 2.75	$ 3.20

     Under all these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average NYMEX closing prices for WTI each business day during the monthly period. Payments to or from each financial counter party are due 30-days following each settlement month. These instruments are secured by a $360,000 irrevocable standby letter of credit.

     Our credit facility requires us to maintain hedging arrangements that cover at least 40% of the bank's forecast of our oil and natural gas production. We do not engage in speculative trading of derivative instruments. We may enter into additional hedging arrangements in the future to comply with this requirement and to limit the risk of market and industry fluctuations. Depending on the difference between actual prices for oil and natural gas and the hedged prices in our hedging arrangements, we may have to make payments under these contracts in the future, which may limit the benefit we would otherwise receive from increases in oil and natural gas prices.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including selected derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     We adopted SFAS No. 133 effective for our 2001 fiscal year, which began on October 1, 2000. The cumulative effect of adoption on this date represented an unrealized loss to us, and a current liability of $228,000. At September 30, 2001, the value of the derivatives were $73,000, which represented a current asset on our balance sheet at that date. We reported a net gain of $43,000 in our statement of operations for the fiscal year ended September 30, 2001. This gain resulted from the increase in the value of our derivatives of $263,000, less $220,000 settlement losses incurred during the current year. At the time we applied SFAS No. 133, we elected not to designate our derivative contracts as hedges. Accordingly, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

ITEM 7. FINANCIAL STATEMENTS

For the financial required by Item 7, see the financial statements included as Appendix A to this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements required to be reported under this Item 8.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Certain Relationships Between the Company and Directors, Officers or Stockholders," and "Directors and Executive Officers" of our definitive proxy statement for our 2002 annual meeting of stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file the proxy statement during January 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" of our proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in Appendix B under the caption "Stockholders" of our proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Certain Relationships Between the Company and Directors, Officers or Stockholders" of our proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No	Description
3.1*	Certificate of Incorporation of Trek Resources, Inc.
3.2*	Amended and Restated Bylaws of Trek Resources, Inc.
4.1*	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)
4.2*	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)
10.1*	Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc.
10.2*	First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.
10.3*	Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.
10.4*	Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc
10.5***	Fourth Amendment to Credit Agreement, dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank
10.6**	Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co.
10.7*	Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation
10.8*	2000 Trek Resources, Inc. Stock Option Plan
10.9*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000
10.10*	Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA
10.11 *	Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas
10.12*	Fixed Price Contract, dated August 1, 2000, by and between Trek Resources, Inc. and Torch Energy Marketing, Inc.
10.13*

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc

10.14	Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C.
10.15*	Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.
10.16*	Exchange Agreement, dated April 26, 2000, by and among McGowen Resources Company, Inc., James P. McGowen and Michael E. Montgomery

*Previously filed as an exhibit to our Annual report on Form 10-SB filed on March 26, 2001, and incorporated herein by reference.
**Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our Annual report on Form 10-SB, filed on May 25, 2001, and incorporated herein by reference.

***Previously filed as an exhibit to our Current Report on Form 10-QSB, filed on August 14, 2001, and incorporated herein by reference.

(B) Reports on Form 8-K

None.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC.

Date: December 27, 2001	By:	/s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2001	By:	/s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

Date: December 27, 2001	By:	/s/ James P. McGowen
James P. McGowen Director

Date: December 27, 2001	By:	/s/ Dewain V. Hill
Dewain V. Hill Director

Date: December 27, 2001	By:	/s/ Harold H. Ginsburg
Harold H. Ginsburg Director

Date: December 27, 2001	By:	/s/ Kenneth R. Smith
Kenneth R. Smith Director

APPENDIX "A"
FINANCIAL STATEMENTS
Trek Resources, Inc.

INDEX TO FINANCIAL STATEMENTS

Contents

Audited Financial Statements, Years ended September 30, 2001 and 2000:
Report of Independent Auditors
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
Trek Resources, Inc.

We have audited the accompanying balance sheets of Trek Resources, Inc. as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trek Resources, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

/s/ Ernst & Young LLP

Dallas, Texas
November 16, 2001

Trek Resources, Inc.

Balance Sheets

	September 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 855,778	$ 577,123
Accounts receivable, net of allowance of $76,645 and $78,481	676,500	1,234,928
Accounts receivable related parties	13,652	-
Derivatives	73,418	-
Other	51,029	-
Total current assets	1,670,377	1,812,051

Property and equipment at cost:
Oil and gas properties, full cost method of accounting	16,182,051	12,865,122
Other	99,975	18,565
	16,282,026	12,883,687
Less accumulated depreciation and depletion	4,283,051	3,448,789
Net property and equipment	11,998,975	9,434,898

Other assets	140,912	128,756
Total assets	$ 13,810,264	$ 11,375,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 639,878	$ 509,741
Accrued liabilities	425,493	385,146
Current portion of long-term debt	307,820	320,000
Drilling advances	72,785	-
Payable to related parties	-	70,000
Total current liabilities	1,445,976	1,284,887

Long-term debt	10,250,000	8,720,000

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares
Authorized; 3,149,360 shares issued at September 30, 2000	-	31,493
Common stock, $0.01 par value; 50,000,000
Shares authorized; 35,367,308 and 16,478,648 shares issued at September 30, 2001 and 2000, respectively	353,673	164,786
Treasury stock, 171,428 shares at September 30, 2000	-	(47,886)
Additional paid-in capital	7,462,407	7,667,687
Accumulated deficit	(5,701,792)	(6,445,262)
Total stockholders' equity	2,114,288	1,370,818
Total liabilities and stockholders' equity	$ 13,810,264	$ 11,375,705

See accompanying notes.

Trek Resources, Inc.

Statements of Operations

	Years ended September 30
	2001	2000

Revenues - oil and gas sales	$ 7,005,299	$ 2,866,481

Costs and expenses:
Lease operating expenses	3,509,380	1,258,598
General and administrative	1,269,614	367,930
Depreciation, depletion, and amortization	834,262	303,429
Total costs and expenses	5,613,256	1,929,957
Income from operations	1,392,043	936,524

Other income (expense):
Interest expense	(773,911)	(478,397)
Interest and dividend income	36,818	10,711
Gain in fair value of derivatives, net	43,483	-
Other	45,037	22,013
Total other income (expense)	(648,573)	(445,673)
Net income	$ 743,470	$ 490,851

Weighted average common shares outstanding	29,946,517	14,364,304

Net income per share:
Basic	$ .02	$ .03
Diluted	$ .02	$ .01

See accompanying notes

Trek Resources, Inc.

Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Comprehensive Income	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Stock	Total
Balance at September 30, 1999	3,649,026	$ 36,490	12,455,352	$ 124,553	$ 7,499,859	$ (6,936,113)	-	$ (47,886)	$ 676,903
Issuance of common stock for:
Oil and gas properties	-	-	1,000,000	10,000	190,000	-	-	-	200,000
Other	-	-	25,300	253	2,811	-	-	-	3,064
Conversion of preferred stock	(499,666)	(4,997)	2,997,996	29,980	(24,983)	-	-	-	-
Net income	-	-	-	-	-	490,851	490,851	-	490,851
Comprehensive income							490,851
Balance at September 30, 2000	3,149,360	31,493	16,478,648	164,786	7,667,687	(6,445,262)	-	(47,886)	1,370,818
Effect of adopting SFAS 133:
Cumulative effect	-	-	-	-	-	-	(227,800)	-	(227,800)
Less current period amortization	-	-	-	-	-	-	227,800	-	227,800
Reincorporation and merger	(3,148,110)	(31,481)	18,888,660	188,887	(205,292)	-	-	47,886	-
Cancellation of preferred stock	(1,250)	(12)	-	-	12	-	-	-	-
Net income	-	-	-	-	-	743,470	743,470	-	743,470
Comprehensive income							743,470
Balance at September 30, 2001	-	$ -	35,367,308	$ 353,673	$ 7,462,407	$ (5,701,792)	$ -	$ -	$ 2,114,288

See accompanying notes.
Trek Resources, Inc.
Statements of Cash Flows
Years ended September 30, 2001 and 2000

	2001	2000
Operating Activities
Net income	$ 743,470	$ 490,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	834,262	303,429
Change in fair value of derivatives	(73,418)	-
Cumulative effect of adoption, SFAS No. 133	(227,800)	-
Amortization of cumulative effect of adoption, SFAS No. 133	227,800	-
Amortization of deferred financing costs	21,011	6,346
Stock portion of compensation expense	-	3,064
Sale of marketable securities	-	(15,514)
Changes in working capital
(Increase) in accounts receivable	518,272	(965,830)
Increase in accounts payable	84,936	355,539
Increase in accrued liabilities	40,347	296,293
Increase (decrease) in payable to related party	(40,000)	40,000
Increase in drilling advances	72,785	-
Other	(51,029)	-
Net cash provided by operating activities	2,150,636	514,178
Investing Activities
Additions and purchases of oil and gas properties	(3,251,528)	(5,707,753)
Sale of oil and gas properties	6,304	997,013
Additions to other property and equipment	(81,410)	(23,029)
Increase in certificates of deposit	(1,791)	(35,000)
Purchases of marketable securities	-	(13,561)
Proceeds from sale of marketable securities	-	61,717
Decrease (increase) in security deposits	3,597	(32,627)
Net cash used by investing activities	(3,324,828)	(4,753,240)
Financing Activities
Proceeds from long-term borrowings, net of
Deferred financing costs	2,065,027	5,547,250
Proceeds from short-term borrowing	37,820	-
Retirement of long-term debt	(620,000)	(782,725)
Related party borrowings	(30,000)	115,000
Repayment of related party debt	-	(139,790)
Net cash provided by financing activities	1,452,847	4,739,735

Net increase in cash and cash equivalents	278,655	500,673
Cash and cash equivalents at beginning of year	577,123	76,450
Cash and cash equivalents at end of year	$ 855,778	$ 577,123

See accompanying notes.
Trek Resources, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

General

Trek Resources, Inc.(the "Company"), is a Dallas-based domestic oil and gas acquisition, exploration and production company with oil and gas assets principally in Texas and Oklahoma. Trek operates approximately 233 oil and gas wells.

History

The Company was organized on September 7, 1983, as a Utah corporation under the name Quasar-Tech, Inc. ("Quasar"), a public company. McGowen Oil and Gas Corporation ("McGowen") was organized on May 15, 1991, for the purpose of exploring and developing oil and gas properties in the United States. On August 4, 1992, McGowen entered into a business combination with Quasar, whereby McGowen exchanged all of its outstanding shares for 1,250,000 shares of common stock and 3,000,000 shares of preferred stock of Quasar. This business combination was accounted for as a reverse merger under the purchase method whereby McGowen was the acquirer and Quasar the survivor. In 1992 Quasar changed its name to McGowen Resources Company, Inc. The Company commenced oil and gas operations in December 1993.

Effective May 1, 2000, the Company issued 1,000,000 shares of common stock for oil and gas properties pursuant to an exchange agreement involving the Company, its then President and majority shareholder, James P. McGowen, and the Company's current President, Michael E. Montgomery. The agreement also provided for the transfer of cash, oil and gas properties, and other assets to Mr. McGowen in exchange for his assumption of an outstanding lease and a related party obligation in the amount of $160,000. It was further agreed that the Company's name would be changed, and that Mr. McGowen would resign as President and Chairman of the Board of Directors and grant a voting proxy to Mr. Montgomery, who succeeded him in these offices. Mr. McGowen continues to serve as a member of the Company's Board of Directors. The subsequent name change was to "Trek Resources, Inc." in July 2000.

Re-incorporation

At a special meeting of shareholders held on January 25, 2001, the shareholders of the Company approved a recommendation by the Board of Directors that the Company change its state of incorporation from Utah to Delaware. The reincorporation was subsequently accomplished through a merger of the Company into a wholly owned Delaware corporation. The change was approved by the Secretary of State of Delaware and became effective on February 7, 2001.

Basis of Accounting and Revenue Recognition

It is the Company's policy to prepare its financial statements using the accrual method of accounting in accordance with generally accepted accounting principles. Receipts are recorded as revenue during the period in which they are earned and expenses are recognized during the period in which the related liability is incurred.

Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves, the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced owners are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at September 30, 2001 and 2000.

Environmental Matters

Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations that have no future economic benefit are expensed. Liabilities for future expenditures of a noncapital nature are recorded when such expenditures and/or remediation activities are deemed probable, and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Company believes that its costs of compliance with environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, which at September 30, 2001 and 2000 were comprised of various bank operating accounts and a daily swept money fund account. Such investments are stated at cost, which approximates market value.

Income Per Common Share

Basic income applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted income per common share assumes the conversion of all securities that are exercisable or convertible into common shares that would have a dilutive effect during the period.

Stock-Based Compensation

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock over its acquisition price at the date of grant.

Property and Equipment

The Company follows the full cost method of accounting for its oil and gas exploration and producing activities. Under the full cost method, all costs incurred in connection with the acquisition, exploration, and development of oil and gas properties are capitalized when incurred. Costs include lease acquisition, geological and geophysical expenditures, the cost of drilling both productive and nonproductive wells, and overhead associated directly with exploration, and land acquisition activities. All capitalized costs, plus the undiscounted estimated future development costs of proved undeveloped reserves and estimated future dismantlement and abandonment costs, are depleted using the unit-of-production method based on total proved reserves. Costs associated with unproved properties that are not subject to amortization are periodically assessed for impairment. If determined to be impaired, such costs are reflected in the full-cost pool, subject to the ceiling limitation as described below. When properties are disposed of, the proceeds from disposition are applied as a reduction of capitalized costs and no gain or loss is recognized unless such disposition significantly changes the reserve quantities.

Costs capitalized under the full-cost method of accounting are subject to a ceiling limitation, whereby the net capitalized costs of oil and gas properties, less related deferred income taxes, cannot exceed the sum of the estimated future net revenues from the properties, discounted at 10%; unevaluated costs not being amortized; and the lower of cost or estimated fair value of unproved properties being depleted; less income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties.

Support equipment and facilities are depreciated using the unit-of-production method based on total field-level reserves. Other property and equipment, which includes office equipment and software, are depreciated using the straight-line method over estimated useful lives ranging from three to seven years.

Income Taxes

Deferred tax assets or liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities. These balances are measured using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Risk Management and Recent Accounting Pronouncement

Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet crude oil West Texas Intermediate Crude Oil ("WTI") traded on the New York Mercantile Exchange ("NYMEX"). Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. Settlement losses on financial market transactions are shown net as a component of gains in fair value of derivatives in the accompanying statements of operations for September 30, 2001.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2000. SFAS No. 133 has established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company. At the date the Company initially adopted SFAS 133, it elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income in the period during which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

The cumulative effect of adopting SFAS No. 133 by the Company as of October 1, 2000 resulted in a loss of $227,800, which was reported as a component of comprehensive income in the accompanying balance sheet and amortized during fiscal 2001as a reduction of oil and gas sales.

Use of Estimates in Preparing Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent items at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Property and Equipment

Acquisitions and Dispositions

Acquisitions during the years ended September 30, 2001 and 2000, were accounted for as purchases, and the results of operations for the properties acquired were included in the accompanying statements of operations from the closing date for each transaction.

On May 5, 2000, the Company sold certain of its Texas properties for $962,751 cash, with proceeds of $300,000 applied toward the reduction of bank debt. The sale did not have a material effect on the Company's reserves and, thus, no gain or loss was recognized. The capitalized costs of the Company's oil and gas properties have been reduced by the sale proceeds.

In May 2000, the Company acquired non-operating interests in properties located in Oklahoma, Texas and New Mexico from its current President in exchange for 1,000,000 shares of the Company's common stock valued at $200,000.

The Company acquired oil and gas properties in Texas in June and August 2000 for $2,642,000 and $2,885,000, respectively. The acquisitions were financed by drawdowns from the Company's credit facility. On May 10, 2001, the Company completed an acquisition of oil and gas properties in Texas for $1,471,000. Of this amount, $1,400,000 was financed by drawdowns from the Company's bank credit facility. The following unaudited pro forma results of operations for the years ended September 30, 2001 and 2000 assume that these acquisitions occurred as of October 1, 2000, and October 1, 1999, respectively:

	2001	2000

Net sales and other operating revenues	$ 7,351,000	$ 7,686,000
Net income	$ 806,000	$ 2,048,000
Net income per share:
Basic	$ .03	$ .14
Diluted	$ .02	$ .06

Other Property and Equipment

At September 30, 2001 and 2000, other property and equipment consisted of the following:

	2001	2000

Office equipment	$ 69,156	$ 18,565
Leasehold improvements	30,819	-
	99,975	18,565
Less accumulated depreciation	17,278	-
Net other property and equipment	$ 82,697	$ 18,565

3. Other Assets

Other current assets at September 30, 2001 consisted primarily of prepaid rent and insurance.

Other non-current assets at September 30, 2001 and 2000 consisted of certificates of deposits, security deposits and deferred financing costs, net of accumulated amortization.

4. Long-Term Debt

Under the terms of its bank credit facility (the "Facility"), the Company may borrow up to $25,000,000 through June 1, 2003. Borrowings under the Facility are limited to a borrowing base that is periodically reviewed and adjusted by the bank in accordance with the bank's estimate of reserve values. The agreement has been subsequently amended, primarily to reflect changes in the borrowing base, which, at September 30, 2001, was $11,750,000, subject to further reduction on the first day of each month by $125,000.

At the Company's discretion, outstanding borrowings under the Facility bear interest at the bank's prime rate, or the London Inter-Bank Office Rate ("LIBOR") plus 2.5%. At September 30, 2001, the bank's prime rate was 6.0%. The weighted average interest rates for the years ended September 30, 2001, and 2000, were 8.15% and 9.2%, respectively. The Facility has a borrowing base fee equal to .5% of each increase and an annual commitment fee equal to .5% of the amount by which the borrowing base exceeds outstanding borrowings. At September 30, 2001 and 2000, interest expense was $752,900 and $472,051.

The Facility contains certain financial and operational covenants, the most restrictive of which require the Company to maintain a quarterly minimum interest coverage and net worth. Additionally, the Facility does not allow the payment of cash dividends to stockholders at any time during the term of the agreement. The minimum interest coverage requirement does not permit the ratio of earnings before interest, income taxes, depreciation, depletion and amortization, gains or losses arising from asset dispositions or hedging activities and other non-cash items to interest expense for any fiscal quarter to be less than 2.5 to 1 for the quarters ending September 30, 2001 and December 31, 2001 and 3.0 to 1 for each quarter thereafter. At September 30, 2001 and 2000, the Company was not in compliance with certain covenants. The Company received a waiver of non-compliance for periods affected. Management currently expects to be in compliance with its covenants by the end of fiscal year 2002.

The Facility is collateralized by substantially all of the Company's oil and gas properties. Outstanding borrowings under the Facility at September 30, 2001 and 2000, were $10,520,000 and $9,040,000, respectively.

Current maturities were $270,000 and $320,000 at September 30, 2001 and 2000, respectively. Also included in current maturities is $37,820 that is associated with the premium paid in our hedging activities further discussed in note 9. Related deferred financing costs of $38,286 and $24,324 at September 30, 2001 and 2000, respectively, are reflected in other assets, net of accumulated amortization. Deferred financing costs are being amortized through June 1, 2003, using the effective interest method. On December 1, 2001, the Company had a remaining borrowing capacity of $855,000.

5. Drilling Advances

During 2001, the Company received drilling advances from joint interest owners that will be applied toward the payment of drilling costs to be incurred during the first quarter of 2002. Such outstanding advances amounted to $72,785 at September 30, 2001.

6. Employee Benefits

Deferred Compensation Plans

In November 2000, the Company adopted a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code for the benefit of all employees meeting certain service requirements. Under the plan, employees may elect to defer up to 15% of compensation, subject to the Internal Revenue Service limits. The plan requires that the Company match 50% of employee deferrals up to 6% of compensation, subject to a five-year vesting period. The plan also allows discretionary employer profit sharing contributions. During the year ended September 30, 2001, the Company contributed $15,881 to the plan.

In August 2000, the Board of Directors approved a nonqualified deferred compensation plan for its current President. Under the terms of the plan, the President could defer up to 50% of his calendar 2000 compensation. As of September 30, 2000, $40,000 was payable under this arrangement.

Stock Option Plan

In October 2000, the Company approved the 2000 Trek Resources, Inc. Stock Option Plan (the Plan). Options to purchase common stock of the Company under the Plan may be granted to employees and directors at an exercise price equal to or greater than the market price of the Company's common stock on the date of grant. Grants generally become exercisable at 25% on the date of issuance and 1/36th per month thereafter. Grants, if not exercised, expire at the end of 10 years following the date of issue.

Stock option transactions in the Company's Plan are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at October 1, 2000	-
Granted	1,860,000	$0.16
Forfeited	-	-
Exercised	-	-
Balance at September 30, 2001	1,860,000	$0.16
Options exercisable at end of period	880,417	$0.16

The following table summarizes the stock options outstanding as of September 30, 2001:

Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contractual	Number
Exercise	Number	Live	Exercisable
Price	Outstanding	(Years)	(Vested)
$0.16	1,600,000	9.08	766,667
$0.17	260,000	9.25	113,750
	1,860,000	9.11	880,417

Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, there is no compensation expense recognized.

Pro forma information regarding net income is required by SFAS No. 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted during the fiscal period ended September 30, 2001, under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: 60% volatility, no dividend payouts expected, expected option life of five years, and a risk free interest rate averaging 6%. The weighted average fair value of options granted in the year ended September 30, 2001, was $.09.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the method provided for under SFAS No. 123, then the Company's net income would have been indicated in the pro forma amount below:

2001
Net income:
As reported	$743,470
Pro forma	$719,611

Basic and diluted earnings per share:
As reported	$0.02
Pro forma	$0.02

7. Stockholders' Equity

Each share of the Company's previously outstanding preferred stock was convertible at the option of the holder into six shares of common stock. The preferred stock had the same voting rights as common stock and did not accrue dividends. During the year ended September 30, 2000, 499,666 shares of preferred stock were converted into 2,997,996 common shares. Pursuant to a notice of conversion submitted to each preferred shareholder by the Company in November 2000, the remaining 3,148,110 shares were converted by January 31, 2001.

At a special meeting of shareholders held on January 25, 2001, the shareholders of the Company approved a recommendation by the board of directors that the Company change its state of incorporation from Utah to Delaware. The re-incorporation was subsequently accomplished through a merger of the Company into a wholly owned Delaware corporation. The change was approved by the Secretary of State of Delaware to be effective on February 7, 2001.

In connection with the Company's re-incorporation merger on February 7, 2001, each outstanding share of the Company's common stock, par value $.01177 per share, was converted into equivalent common shares, $.01 par value per share, of a new Delaware corporation. All shares of the Company's previously outstanding preferred stock were converted into shares of the Company's common stock before the effective date of the merger at the option of the Company's preferred shareholders. Had the re- incorporation merger occurred on September 30, 2000 and the conversion of all then outstanding preferred shares occurred immediately beforehand, the number of common shares outstanding on that date would have been 35,367,308.

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the years ended September 30, 2001 and 2000.

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended September 30, 2000
Net income	$ 490,851
Basic income per share		14,364,304	$ 0.03

Dilutive effect of preferred shares	-	20,414,392

Diluted net income	$ 490,851
Diluted income per share		34,778,696	$ 0.01

Year ended September 30, 2001
Net income	$ 743,470
Basic income per share		29,946,517	$ 0.02

Dilutive effect of preferred shares	-	5,422,620
Common share equivalents- options	-	192,222

Diluted net income	$ 743,470
Diluted income per share		35,561,359	$ 0.02

8. Fair Value of Financial Instruments

At September 30, 2001 and 2000, the Company's financial instruments included cash equivalents, accounts receivable, certificates of deposit maturing in excess of three months, debt and financial market transactions. With the exception of financial market transactions, the fair value of financial instruments approximated carrying values at September 30, 2001 and 2000. The carrying amounts associated with certificates of deposit maturing in excess of three months as of September 20, 2001 and 2000 were $73,518 and $70,000, respectively. The certificates of deposit were classified as other assets in the accompanying balance sheets at those dates. As discussed more fully in Note 9, "Risk Management," the fair value of an outstanding financial derivative related to crude oil sales at September 30, 2000, represented a loss (or liability) of $227,800, compared to a carrying value of zero. At September 30, 2001, both the fair value and carrying value associated with similar instruments aggregated $73,418 and was reflected as a current asset in the accompanying balance sheet. These values were determined based on a review of broker quotes for the remaining contract quantities and periods, compared to the fixed contract prices for each instrument.

9. Risk Management

As of September 30, 2000, the Company had a financial swap in place for crude oil sales of 200 barrels per day through August 31, 2001. The monthly settlement amount was calculated based on the difference between an agreed-upon fixed price of $26.25 due the Company and a floating price payable to the financial counterparty. The floating price represented the monthly average closing price for West Texas Intermediate Crude Oil ("WTI") as traded on the New York Mercantile Exchange ("NYMEX"). For the year ended September 30, 2000, the Company realized a crude oil hedging loss of $45,056, which was reflected as a reduction of oil and gas sales in the accompanying statements of operations. As of September 30, 2000, the fair value of this instrument represented a loss of $227,800. For the year ended September 30, 2000, approximately 10% of the Company's revenue, in equivalent barrels, was hedged.

During the year ended September 30, 2001, the Company entered into a financial swap covering 90 Bbls of crude oil per day at a fixed price of $25.47 from April 1, 2001 through December 31, 2001, a $23.00 fixed price put option or "floor" associated with 200 Bbls per day from September 1, 2001 through December 31, 2001. The premium associated with the $23.00 fixed price floor was $1.55 per Bbl, which is payable $9,753, $10,141, $9,877 and $10,271 over each of four months beginning October 31, 2001. The following table sets forth the "costless collar" derivatives in place as of December 7, 2001:

Date	Term			Bbls /	Volume/	Floor	Ceiling
Executed	From	To	Type	MMBtu	day	Price	Price
3/30/01	1/1/02	1/31/02	Costless Collar	Bbls	290	$20.00	$29.63
4/19/01	2/1/02	4/30/02	Costless Collar	Bbls	290	$23.00	$28.50
7/24/01	5/1/02	5/31/02	Costless Collar	Bbls	260	$22.00	$25.81
9/29/01	6/1/02	7/31/02	Costless Collar	Bbls	330	$22.00	$27.10
10/19/01	8/1/02	8/31/02	Costless Collar	Bbls	300	$18.00	$25.20
11/27/01	9/1/02	9/30/02	Costless Collar	Bbls	143	$18.00	$21.00
11/27/01	9/1/02	9/30/02	Costless Collar	MMBtu	1,000	$ 2.75	$ 3.20

Under these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average NYMEX closing prices for WTI each business day during the monthly period. Payments to or from each financial counterparty are due 30-days following each settlement month. These instruments are secured by a $360,000 irrevocable standby letter of credit.

As of September 30, 2001, the value of the derivatives were $73,418, which represented a current asset on our balance sheet at that date. We reported a net gain in fair value of derivatives of $43,483 in our statement of operations for the fiscal year ended September 30, 2001. This gain resulted from the increase in the value of our derivatives of approximately $263,000, less $219,915 settlement losses on crude oil hedges incurred during the current year. For the year ended September 30, 2001, approximately 34% of the Company's revenue, in equivalent barrels, was hedged.

10. Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, certificates of deposit maturing in excess of three months, accounts receivable, and financial market transactions. However, the Company places such instruments with credit-quality financial institutions and, therefore, its risk of incurring losses is considered to be remote. At September 30, 2001 and 2000, cash equivalents and certificates of deposit maturing in excess of three months amounted to $929,296 and $647,123, respectively. Of these amounts, $277,355 and $276,873, respectively, were covered by federal depository insurance. The remaining balances were uninsured.

The Company currently sells its oil and gas production to approximately fifty separate purchasers, of which three accounted for 57%, 19% and 9% of fiscal 2001 sales and, in the aggregate, approximately $370,000 of outstanding accounts receivable at September 30, 2001. During 2000, sales to two purchasers accounted for 18% and 27% of total sales, and represented outstanding accounts receivable of approximately $500,000 at September 30, 2000. The Company also uses a single counterparty to conduct financial derivative transactions.

The Company does not believe that the loss of any single purchaser of its crude oil and natural gas, a joint owner in its property, or its financial counterparty would have a material adverse effect on its operations.

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax provisions.

A reconciliation of the differences between the Company's applicable statutory tax rate and its effective income tax rate and a schedule showing the significant components of the net deferred tax asset follow:

	2001	2000
Tax provision at statutory tax rate	34%	34%
Increase (decrease) resulting from:
Net change in valuation allowance	(39)	(37)
State and local taxes	5	5
Other	-	(2)
Effective tax rate	- %	- %

Deferred tax asset:
Impairment of oil and gas properties	$ 674,925	$ 684,439
Net operating loss carryforwards	1,094,360	980,192
Depreciation, depletion and amortization	(546,284)	-
Other	15,871	28,585
Gross deferred tax asset	1,238,872	1,693,216
Less valuation allowance	(1,238,872)	(1,693,216)
Net deferred tax asset	$ -	$ -

Due to a lack of earnings history, it cannot be determined that the deferred tax assets will more likely than not be realized. As a result, an offsetting valuation allowance of approximately $1.2 million and $1.7 million has been recorded at September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, the Company had net operating loss carryforwards for tax purposes of approximately $2.8 million and $4.6 million, respectively, that are available to offset future income tax liabilities. If not previously utilized, these net operating losses principally expire in 2009 through 2020.

12. Statements of Cash Flows

Supplemental disclosures of cash payments and noncash investing and financing activities for the years ended September 30 are as follows:

	2001	2000
Cash paid during the year for:
Interest	$ 751,544	$ 672,050
Noncash investing and financing activities:
Issuances of common stock for property and equipment and compensation:
Oil and gas properties	-	200,000
Compensation expense	-	3,064
Common stock	-	(10,253)
Additional paid in capital	-	(192,811)
Exchange of oil and gas properties and other assets to related party for forgiveness and assumption of debt:
Oil and gas properties	-	(79,409)
Other property and equipment	-	(39,118)
Payable to related parties ($160,000 less $54,790 cash payment)	-	105,210
Long-term debt	-	13,317
Exchange of accounts receivable for oil and gas properties
Oil and gas properties	26,504	-
Accounts receivable	(26,504)	-
Exchange of oil and gas properties for assumption of production payment:
Oil and gas properties	-	(438,351)
Deferred revenue	-	438,351
Conversion of preferred stock into common stock:
Preferred stock	31,481	4,997
Common stock	(188,887)	(29,980)
Additional paid in capital	157,406	24,983
Cancellation of preferred stock
Preferred stock	12	-
Additional paid in capital	(12)	-

13. Related Party Transactions

Commencing in June 2000, a law firm of which Mr. McGowen is a partner, provided legal services to the Company principally in connection with the May 2000 sale and the June 2000 acquisition of properties in Texas, as discussed more fully under Note 2, "Property and Equipment." For the year ended September 30, 2000, the Company was billed $31,462 for these services.

As discussed more fully in Note 1, "History," in connection with an exchange agreement dated April 26, 2000, Mr. McGowen acquired or assumed certain assets and obligations of the Company and forgave a liability for $160,000 in unpaid salary due him. At September 30, 1999, the outstanding balance of unpaid salary reflected in the accompanying balance sheets was $160,000.

Gross Real Estate, a company owned by Mr. McGowen's brother, owned interests in selected Company owned oil and gas properties. The Company entered into various agreements with Gross Real Estate concerning the operation of these properties. The income received by Gross Real Estate from these properties did not exceed $60,000 on an annual basis.

In August 2000, Montgomery Petroleum, Inc. ("MPI"), a company owned by Mr. Montgomery, loaned the Company $115,000. The loan, together with interest at 9.5% per annum, was repaid in November 2000. The outstanding balance due under the note as of September 30, 2000, was $30,000. In addition, compensation due Mr. Montgomery under a nonqualified deferred compensation plan amounted to $40,000 at September 30, 2000.

The Company currently shares or subleases office space from MPI, and shares office supplies, personnel, and various services with MPI and other Montgomery entities. All such activities are billed to or by the Company at actual rates incurred. For the years ended September 30, 2001 and 2000, the Company was billed $99,051 and $13,014, respectively for services provided by MPI, and, for the year ended September 30, 2001, the Company billed MPI and other Montgomery entities $52,472 for services that the Company provided. Net amounts of $27,298 and $13,014, respectively, were shown as components of general and administrative expenses in the accompanying statements of operations.

During the year ended September 30, 2001, the Company acquired a copier and oil field tubulars from MPI at a combined cost of $19,281.

14. Commitments and Contingencies

In 1999, the Company filed criminal charges in three counties in Oklahoma against a former independent contract pumper for theft of oil field tubing and surface equipment. The pumper has plead no contest in all three counties and was sentenced a five-year suspended sentence and given 30-days of jail time in each county and ordered to pay restitution. No payments have been received and the Company does not expect any payments to be made. The Company has also commenced civil complaints in the federal court in Oklahoma against the pumper and several of the companies that assisted in the removal or sale of the tubing and equipment. The Company is seeking damages for the cost of its tubing and equipment, restoration costs, and lost revenues.

Certain of the defendants in the initial lawsuit have filed counter claims against the Company and its contract operator, alleging such acts by the pumper were authorized by an agent of the Company, and seek payment for their services of approximately $25,000 plus attorneys' fees and other out-of-pocket costs. Also, one of the defendants has filed a claim against the Company's former President alleging slander and seeking unspecified damages. The Company has agreed to indemnify and defend the former President. In the opinion of the Company, the counter claims have not been made in good faith and are frivolous. The Company further believes that the slander claim is without merit.

The Company's preference is to settle the matter through mediation, but prior efforts to settle have failed. Currently the case is set for trial in March 2002. The Company does not believe this matter will have a material adverse effect of the Company's results of operations or financial condition.

The Company committed to leases for office space of approximately $60,000 and $40,000 in years ended September 30, 2002 and 2003. Through May 31, 2000, the Company was obligated on a month-to-month basis. Lease expense for the years ended September 30, 2001 and 2000, amounted to $48,447 and $17,359 respectively.

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

15. Oil and Gas Data Producing Activities

The following tables provide additional information about the Company's oil and gas producing activities.

Results of Operations

The results of operations for oil and gas producing activities for the years ended September 30, considering direct costs only, are as follows:

	2001	2000

Revenues	$ 7,005,299	$ 2,866,481
Costs and expenses:
Lease operating expenses	(3,509,380)	(1,258,598)
General and administrative expenses	(1,269,614)	(367,930)
Depletion	(834,262)	(303,429)
Income taxes	-	-
Results of operations	$ 1,392,043	$ 936,524

Costs Incurred and Capitalized Costs

Costs incurred in connection with oil and gas acquisition, exploration, and development activities and related capitalized costs for the years ended September 30 are as follows:

	2001	2000
Costs incurred:
Property acquisition	$ 1,733,418	$ 5,789,741
Exploration	-	-
Development	1,575,666	138,741
Depletion per equivalent barrel of production	3.12	2.50
Cost of properties at year-end:
Unproved oil and gas properties	87,200	-
Proved oil and gas properties	16,094,851	12,865,122
Accumulated depletion and depreciation	4,265,773	3,448,789

16. Supplemental Information on Oil and Gas Exploration and Production
Activities (Unaudited)

Oil and Gas Reserve Data

The following tables present the Company's estimates of its proved oil and gas reserves as prepared by LaRoche Petroleum Consultants, Ltd., the Company's independent petroleum engineers, as of September 30, 2001 and 2000. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced. The Company does not have any proved undeveloped reserves.

		Natural
	Liquids	Gas
	(Bbls)	(Mcf)
Proved developed reserves as of September 30, 1999	126,670	5,487,290
Revisions of previous estimates	4,064	340,265
Purchases of reserves in place	2,163,048	4,077,277
Sale of minerals in place	(25,704)	(168,352)
Production	(45,888)	(453,840)
Proved developed reserves as of September 30, 2000	2,222,190	9,282,640

Proved developed reserves as of September 30, 2000	2,222,190	9,282,640
Revisions of previous estimates	(359,839)	(224,231)
Purchases of minerals in place	25,484	2,443,810
Production	(149,355)	(676,249)
Proved developed reserves as of September 30, 2001	1,738,480	10,825,970

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash inflows associated with the Company's net proved oil and gas reserves at September 30, 2001 and 2000, discounted at an annual rate of 10%. The future cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Weighted average prices used in calculating the future cash inflows were $22.34 and $29.98 per Bbl for oil and $2.07 and $5.48 per Mcf for natural gas at September 30, 2001 and 2000, respectively. These prices were applied to the Company's estimated quantities of proved reserves at year-end.

Future production and development costs were computed by estimating those expenditures expected to be incurred in developing and producing the proved oil and gas reserves at the end of each year, based on year-end costs. The Company emphasizes that the future net cash inflows should not be construed as representative of the fair market value of the Company's proved reserves. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual future cash inflows may vary materially.

	2001	2000

Future cash inflows	$ 63,204,300	$ 117,516,860
Future production costs	(30,543,730)	(44,011,280)
Future income tax expenses	(6,243,123)	(23,337,186)
Future net cash flows	26,417,447	50,168,394
10% annual discount for estimated timing of cash flows	(14,437,467)	(30,085,424)
Standardized measure of discounted future net cash flows for proved oil and gas reserves	$ 11,979,980	$ 20,082,970

Changes in the standardized measure of discounted future net cash inflows for the years ended September 30 are as follows:

	2001	2000

Beginning of year	$ 20,082,970	$ 4,711,800
Increase (decrease) due to:
Sales of oil and gas produced, net of production costs	(3,495,919)	(1,607,883)
Net changes in prices and production costs	(16,736,652)	3,145,173
Revisions of previous quantity estimates	1,707,577	520,281
Net changes from purchases and sales of minerals in place:
Purchases	1,860,510	24,342,796
Sales	-	(460,211)
Accretion of discount	3,227,711	451,480
Timing and other differences	(1,177,257)	(1,729,186)
Net change in income taxes	6,511,040	(9,291,280)
Net increase (decrease)	(8,102,990)	15,371,170
End of year	$ 11,979,980	$ 20,082,970

17. Subsequent Events

Effective October 1, 2001, all existing award grants made to executive officers and employees of the Company, representing 860,000 shares, were amended to reflect a reduction in the exercise price to $.11 per share. Simultaneously, grants to purchase an additional 210,000 common shares at $.11 per share were issued to existing and newly hired employees. As of October 1, 2001, a total of 2,070,000 stock options were outstanding, of which 932,917 shares were exercisable.

There are no other subsequent events other than the derivative contracts discussed in Note 9, "Risk Management."