Form 10QSB
period 2001-12-31
TREK RESOURCES INC
filed 2002-02-14
CIK 1133932

_______________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file Number: 0-32491

TREK RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4925 Greenville Avenue, Suite 955, Dallas, Texas 75206
(Address of principal executive offices)

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Title of each Class Common Stock, par value $0.01 per share	Number of Shares Outstanding at February 12, 2002 35,367,308

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
_________________________________________________________________________________

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

Condensed Balance Sheets - December 31, 2001 and September 30, 2001
Condensed Statements of Operations - Three months ended December 31, 2001 and 2000
Condensed Statements of Cash Flows - Three months ended December 31, 2001 and 2000
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

Item 6.	Exhibits and Reports on Form 8-K

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2001	2001
Assets
Current assets:
Cash	$ 333,842	$ 855,778
Accounts receivable, net	624,945	676,500
Other	239,321	138,099
Total current assets	1,198,108	1,670,377

Property and equipment, at cost, based on the full cost method of accounting, less accumulated depreciation and depletion of $4,538,597 and $4,283,051 at December 31,
2001 and September 30, 2001 respectively	12,153,756	11,998,975

Other assets	132,899	140,912

Total assets	$ 13,484,763	$ 13,810,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 676,367	$ 1,065,371
Current portion of long-term debt	10,929,610	307,820
Drilling advances	33,166	72,785
Total current liabilities	11,639,143	1,445,976

Long-term debt	-	10,250,000

Commitments and contingencies (See accompanying notes.)

Stockholders' equity:
Preferred stock, $0.01 par value	-	-
Common stock, $0.01par value	353,673	353,673
Additional paid-in capital	7,462,407	7,462,407
Accumulated deficit	(5,970,460)	(5,701,792)
Total stockholders' equity	1,845,620	2,114,288
Total liabilities and stockholders' equity	$ 13,484,763	$ 13,810,264

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2001	2000

Revenues - oil and gas sales	$ 1,213,078	$ 1,892,906

Costs and expenses:
Lease operating expenses	934,311	801,231
General and administrative	366,717	266,881
Depreciation, depletion and amortization	255,546	163,955
Total costs and expenses	1,556,574	1,232,067

Income (loss) from operations	(343,496)	660,839

Other income (expenses):
Interest expense	(150,869)	(222,699)
Gain (loss) in fair value of derivatives,
Net of $88,826 settlement gain and ($103,000)
Settlement loss, respectively	212,651	171,800
Other	13,046	14,053
Total other income (expenses)	74,828	(36,846)

Net income (loss)	$ (268,668)	$ 623,993

Weighted average common shares outstanding	35,367,308	16,762,588

Net income (loss) per share:
Basic	$ (0.008)	$ 0.037
Diluted	$ (0.008)	$ 0.018

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended
	December 31,
	2001	2000
Operating Activities
Net income (loss)	$ (268,668)	$ 623,993
Adjustments to reconcile net income (loss) to net cash
Provided by (used by) operating activities:
Depreciation, depletion and amortization	255,546	163,955
Change in fair value of derivatives	(123,825)	(47,628)
Cumulative effect of adoption, SFAS No. 133	-	(227,800)
Amortization of cumulative effect of adoption, SFAS No. 133	-	62,127
Amortization of deferred financing costs	8,013	3,475
Changes in working capital:
Decrease (increase) in accounts receivable	65,207	(23,503)
Increase (decrease) in accounts payable and accrued
Liabilities	(455,536)	116
Other	(30,668)	20,000
Net cash provided (used by) operating activities	(549,931)	574,735
Investing Activities
Additions to property and equipment	(316,509)	(232,970)
Sale of oil and gas properties	1,000	3,000
Additions to other property and equipment	(28,286)	(13,553)
Decrease in security deposits	-	2,589
Net cash used by investing activities	(343,795)	(240,934)
Financing Activities
Proceeds from long-term borrowings, net of
deferred financing costs	400,000	-
Repayments of long-term debt	-	(160,000)
Repayments of other notes	(28,210)	-
Repayments on related party note	-	(30,000)
Net cash provided (used by) financing activities	371,790	(190,000)

Net increase (decrease) in cash	(521,936)	143,801
Cash and cash equivalents at the beginning
of the period	855,778	577,123
Cash and cash equivalents at the end of the period	$ 333,842	$ 720,924

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

       In the opinion of management, the accompanying unaudited condensed financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of December 31, 2001 and the results of its operations for the three months ended December 31, 2001 and 2000 and its cash flows for the three months ended December 31, 2001 and 2000. The results for the three months ended December 31, 2001 are not necessarily indicative of the final results to be expected for the full year.

       The condensed financial statements should be read in conjunction with the Notes to Financial Statements, which are included as part of the Company's Form 10-KSB for the year ended September 30, 2001, which was filed with the Securities and Exchange Commission on December 27, 2001.

Risk Management and Recent Accounting Pronouncement

       The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions.

       Under these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average New York Mercantile Exchange ("NYMEX") closing prices for West Texas Intermediate Crude Oil ("WTI") and Natural Gas (Henry Hub delivery point) each business day during the monthly period. Payments to or from each financial counterparty are due 30-days following each settlement month. These instruments are secured by a $360,000 irrevocable standby letter of credit.

       On January 31, 2002, we entered into a costless collar covering 240 Bbls of crude oil per day with a ceiling price of $22.76 and a floor price of $18.00 per Bbl from October 1, 2002 through October 31, 2002.

       For the three months ended December 31, 2001, the Company realized settlement gains on crude oil hedges of $88,826 which is reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

       The Company adopted Financial Accounting Standards Board Statement No. 133 ("SFAS No.133"), "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2000. The Company elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income in the period during which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

       The cumulative effect of adopting SFAS No. 133 by the Company as of October 1, 2000 was a loss of $227,800 and was shown as a component of comprehensive income and fully amortized during the year ended September 30, 2001.

       At December 31, 2001, other current assets included $197,243 for the fair value of derivatives. For the three months ended December 31, 2001, the Company had an unrealized gain of $123,825 on its derivative instruments which is reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

Long-Term Debt

       Under the terms of its bank credit facility (the "Facility"), the Company may borrow up to $25,000,000 through June 1, 2003. Borrowings under the Facility are limited to a borrowing base that is periodically reviewed and adjusted by the bank in accordance with its estimate of reserve values. The Company's borrowing base under the Facility is automatically reduced by $125,000 on the first day of each month beginning August 1, 2001. On February 1, 2002, the Company had unused borrowing capacity of $205,000. At December 31, 2001, the Company's borrowing capacity under the Facility was $455,000.

       At the Company's discretion, outstanding borrowings under the Facility bear interest at the bank's prime rate, or the London Inter-Bank Offered Rate ("LIBOR") plus 2.5%. The Facility has a borrowing base fee equal to .5% of each increase and an annual commitment fee equal to .5% of any amount by which the borrowing base exceeds outstanding borrowings.

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

       The Company was not in compliance with the ratio of earnings to interest expense covenant described above for the quarter ended September 30, 2001 and the quarter ended December 31, 2001. Our quarterly ratio of earnings to interest expense was 1.55 to 1 for the quarter ended September 30, 2001 and 0.10 to 1 for the quarter ended December 31, 2001. The Company requested and received a waiver from the bank for its non-compliance with this covenant for the quarter ended September 30, 2001. The Company also requested a waiver of this covenant from the bank for the quarter ended December 31, 2001, but has not received a response as of the date of this quarterly report.

       Without a waiver of this covenant for the quarter ended December 31, 2001, the Company is in default under the terms of its credit facility, and the bank is permitted to accelerate the obligations and declare all borrowings due and payable. Alternatively, the bank could choose to foreclose on the Company's properties. Accordingly, all credit facility borrowings have been classified as current liabilities on the balance sheet at December 31, 2001. The bank is expected to respond to the waiver request by the end of February 2002. If the waiver is granted, the relevant outstanding principal amount of the credit facility will be reclassified as long term obligations. If the waiver is not granted and the bank chooses to accelerate the credit facility, the Company would need to immediately find an alternative source of capital financing. Without alternative financing, the Company could be forced to significantly curtail its operations and sell its properties to raise capital. These events could have a material adverse effect on the Company's financial position and results of operations. In such case, the Company might need to seek protection under applicable bankruptcy and insolvency laws.

       The Facility is collateralized by substantially all of the Company's oil and gas properties. The Facility borrowing base was $11,375,000 and outstanding borrowings were $10,920,000 at December 31, 2001. Related deferred financing costs of $30,273 at December 31, 2001 are reflected in other assets, net of accumulated amortization.

Stock Option Plan

       In 2000, the Company approved the 2000 Trek Resources, Inc. Stock Option Plan (the "Plan"). Options to purchase the common stock of the Company under the Plan may be granted to employees and directors at an exercise price less than, equal to or greater than the market price of the Company's common stock on the date of grant. Grants generally become immediately exercisable, but the underlying shares of common stock subject to the grants vest 25% on the date of issuance and 1/36th per month thereafter. Grants, if not exercised, expire at the end of 10 years following the date of issue.

       In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $0.11 per option for employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at December 31, 2001 since the market price per option was less than the new exercise price of $0.11.

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

       In the course of its business affairs and operations, the Company is subject to further litigation and possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation. There are no litigation matters that the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

Statements of Cash Flow

Supplemental disclosures of cash payments and noncash investing and financing activities for the three months ended December 31 are as follows:

	2001	2000

Noncash investing and financing activities:
Conversion of preferred stock into common stock:
Preferred stock	-	$ 5,125
Common stock	-	(3,619)
Additional paid in capital	-	(1,506)

Income per Common Share

       The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three months ended December 31, 2001 and 2000. The diluted loss per share for the three months ended December 31, 2001, excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive.

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three months ended December 31, 2000
Net income (loss)	$ 623,993
Basic income per share		16,762,588	$ 0.037
Common share equivalents-stock options		94,118
Effect of preferred shares		18,612,220
Diluted net income (loss)	$ 623,993
Diluted income per share		35,468,926	$ 0.018

Three months ended December 31, 2001
Net income (loss)	$ (268,668)
Basic and diluted income (loss) per share		35,367,308	$ (0.008)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our Results of Operations

Comparison of the Three Months Ended December 31, 2000 and 2001

       Net loss for the three months ending December 31, 2001 was $268,668, or $0.008 per diluted share, compared to a net income of $623,993 or $0.018 per diluted share for the same period in the prior year. Our results of operations for the first quarter of fiscal 2002 were unfavorably impacted by lower oil and gas prices, coupled with higher general and administrative expenses and lease operating expenses due to acquisitions made in fiscal 2001 and late fiscal 2000. Offsetting those effects were higher gas volumes, lower interest expense and realized settlement gains and unrealized gains on derivatives.

Revenues

       Oil and natural gas sales were $1.2 million during the three months ended December 31, 2001, compared to $1.9 million for the comparable period in 2000. This decrease was mainly due to lower oil and gas prices, offset in part by increased gas sales of $223,000 from acquisitions completed during fiscal 2001 and late fiscal 2000. Average quarterly prices were $18.89 per barrel ("Bbl") of oil and $2.52 per thousand cubic feet ("Mcf") of natural gas for this three-month period in 2001, compared to $30.53 per Bbl and $5.16 per Mcf during the corresponding period in 2000. Amortization of the cumulative effect of adopting SFAS No.133 as of December 31, 2000, in the amount of $62,127, is shown as a reduction of oil and natural gas sales in our financial statements.

       We sold approximately 37 thousand barrels of oil ("MBbls") during the three months ended December 31, 2001, a slight decrease from the 37.4 MBbls of oil we sold for the same period in 2000. This decrease is primarily a result of reduced production from the Farnsworth Unit in Ochiltree County, Texas while workover efforts were taking place. Corresponding natural gas sales for these periods were 206 million cubic feet ("MMcf") in 2001 and 159 MMcf in 2000. This increase natural gas production was primarily a result of acquisitions that we made in fiscal 2001. During the three months ended December 31, 2001, our production was 52% oil and 48% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

       Our lease operating expenses for the three months ended December 31, 2001 amounted to $934,000, a $133,000 increase from the $801,000 of expenses incurred for the same period during 2000. The increase was primarily due to operational expenses associated with acquisitions made in the latter half of fiscal 2001. Based on our current projections, we expect workover expenditures to significantly decline during the remainder of fiscal 2002. Furthermore, we anticipate that workover expenditures for our existing producing wells will continue to decrease in the future. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $8.78 during the quarter ending December 31, 2001, compared to $7.24 for the same period in 2000.

       Our general and administrative expenses for the three months ending December 31, 2001 were $367,000, a $100,000 increase from the $267,000 of expenses incurred during the same period in 2000. The increase reflects audit fees paid in conjunction with our fiscal 2001 audit, as well as other professional fees incurred in connection with our annual report on Form 10-KSB for fiscal 2001 that was filed with the Securities and Exchange Commission on December 27, 2001. Additionally, our recent growth has resulted in a need for more office space and increased expenditures for corporate staff.

       Depreciation, depletion and amortization was $256,000 for the three months ended December 31, 2001, an increase of $92,000 from the $164,000 of expense reported during the same period in 2000. Our increase in depreciation, depletion and amortization resulted from the effect of acquisitions and the resulting increases in both sales volumes and depletable cost.

Other Income and Expenses

       We incurred $143,000 of interest expense during the three month period ended December 31, 2001, a decrease of $76,000 from the $219,000 of interest expended during the same period in 2000. The decrease is a result of lower average interest rates. Interest expense for the three months ended December 31, 2001 and 2000 also includes $8,000 and $4,000 of amortization of deferred financing costs, respectively.

       Other income for the first quarter of fiscal 2001 includes an unrealized gain that resulted from a increase in the fair value of derivative instruments. This came about as a result of our adoption of SFAS No. 133. On December 31, 2001, outstanding derivatives had an aggregate positive value of $197,000. This $124,000 increase in value, including settlement gains of $89,000 incurred during the quarter ended December 31, 2001, was reported as a gain-component of other income in our statement of operations. For the same period in 2000, there was a $275,000 increase in value offset by $103,000 of settlement loss.

Our Liquidity and Capital Resources

General

       As explained below, we are presently required to classify the borrowings under our credit facility as current liabilities. As a result, our working capital was a negative $10,440,000 on December 31, 2001. If we were not required to classify our credit facility borrowings as current liabilities, our working capital would have been a negative $566,000 on December 31, 2001. For the three months ended December 31, 2001, capital expenditures of $411,000 and retirement of debt ($28,000) were funded primarily by retained earnings from prior periods and, to a lesser extent, additional borrowings under our credit facility. During the same period in 2000, capital expenditures of $247,000 and the retirement of debt ($190,000) were funded exclusively by cash flow from operating activities.

       During the three months ended December 31, 2001, we finished drilling the Watts Johnson No. 2 well in Rusk County, Texas at a net cost of approximately $275,000. We are currently evaluating if this well is capable of producing oil or natural gas in commercially feasible quantities and whether we should complete the well. We are also evaluating the possibility of selling the well in its current condition to a third party. We may consider limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures. We do not presently plan to make any voluntary capital expenditures during the second quarter of fiscal 2002. Unless we are able to significantly increase the current borrowing capacity under our credit facility or find other sources of capital, any such capital expenditures during the remainder of fiscal 2002 will be a function of and dependent upon available cash flow. Any property acquisitions that we make during fiscal 2002 are expected to be funded by, to the extent available, drawdowns from our credit facility.

       A redetermination of the borrowing base under our credit facility was last completed in July 2001. Our borrowing capacity increased as a result of this evaluation. A redetermination of our borrowing base is currently underway, and is expected to be completed by the end of February 2002. While we hope that the borrowing base will increase as a result of the redetermination, we cannot predict what the bank will do in this regard. As explained below, our current unused borrowing capacity under the credit facility is limited to $205,000. If the borrowing base is not increased, our ability to use the credit facility for our liquidity and capital needs would be limited. In the event that our capital needs exceed the available capacity under our credit facility, we would be required to seek other sources of capital, such as unsecured debt or equity investments. We cannot assure you that these sources of capital would be offered to us or would be available on acceptable terms. Future funding sources, to the extent required to finance discretionary expenditures, property acquisitions or to repay our credit facility once it reaches term, might include bank borrowings or the proceeds from private or public equity or debt financings.

       Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have generally declined over the last fifteen months. Specifically, our average monthly oil prices have decreased from a high of $33.00 per Bbl in November 2000 to a low of approximately $18.00 per Bbl in December 2001, while average monthly prices for natural gas have dropped from a high of $8.00 per Mcf in January 2001 to a low of approximately $2.15 per Mcf in September 2001. Average prices as quoted on the New York Mercantile Exchange for the month of January 2002 were $19.70 per Bbl of oil and $2.20 per Mcf of natural gas. This decrease in prices has reduced the amount of revenues that we receive from operations. To reduce the adverse effect of the decline in our liquidity, we have entered into "costless collar" financial hedges representing approximately 40% of our projected production in barrels of oil equivalent through October 31, 2002 at an average floor price of $21.00 per Bbl and an average ceiling price of $26.00 per Bbl. Our revenues, results of operations and cash flow for the three months ended December 31, 2001 were significantly diminished by recent decreases in oil and natural gas prices. A continuation of this downward trend in prices could have a further negative impact on our liquidity, cash flow and capital resources.

Credit Facility

       On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our reserves, less applicable automatic monthly borrowing base reductions of $80,000 effective from October 1, 2000 to February 1, 2001, $100,000 effective March 1, 2001 through July 1, 2001 and $125,000 per month thereafter. On February 1, 2002, our borrowing base was $11,125,000 and our outstanding borrowings were $10,920,000. As a result, we had $205,000 of unused borrowing capacity on that date. The credit facility allows us to borrow available funds on a revolving basis. All borrowings under the credit facility are secured by liens on substantially all of our assets.

       We must make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offered Rate ("LIBOR") plus 2.5% per annum or at the bank's prime rate or interest. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. Additionally, we must pay a commitment fee of one-half of one percent (1/2%) per annum on any unutilized portion of our borrowing base, as well as commitment and other customary fees on any letters of credit issued under the facility. On December 31, 2001, the prime rate was 4.75% per annum and the LIBOR was 2.44% per annum. On February 8, 2002, the prime rate was 4.75% per annum and the LIBOR was 2.42% per annum.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities, as such terms are defined in the credit facility agreement, may not be less than 1.25 to 1.0 at any time;

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

       We were not in compliance with the quarterly ratio of earnings to interest expense covenant described above for the quarter ended September 30, 2001 and the quarter ended December 31, 2001. Our quarterly ratio of earnings to interest expense was 1.55 to 1 for the quarter ended September 30, 2001 and 0.10 to 1 for the quarter ended December 31, 2001. We requested and received a waiver from the bank for our non-compliance with this covenant for the quarter ended September 30, 2001. We have also requested a waiver for our non-compliance with this covenant from the bank for the quarter ended December 31, 2001, but have not received a response as of the date of this quarterly report.

       Without a waiver of this covenant, we are in default under the terms our credit facility, and the bank is permitted to accelerate our obligations and declare all of our borrowings due and payable. Alternatively, the bank could choose to foreclose on our properties. Accordingly, we have classified all of our credit facility borrowings as current liabilities on our balance sheet for the three months ended December 31, 2001. We expect the bank to respond to our waiver request by the end of February 2002. However, we cannot guarantee you that the bank will waive our compliance under the ratio of earnings to interest expense covenant during the three months ended December 31, 2001, or whether the bank will be willing to waive compliance with this or other covenants during future periods. If the waiver is not granted and the bank chooses to accelerate the credit facility, we would need to immediately find an alternative source of capital financing. Without alternative financing, we could be forced to significantly curtail our operations and sell our properties to raise capital. These events could have a material adverse effect on our financial position, revenues and results of operations. In such case, the Company might need to seek protection under applicable bankruptcy and insolvency laws.

       Due to the recent decline in the prices of oil and natural gas, we cannot assure you that we will be able to comply in the near future with the ratio of earnings to interest expense covenant or other covenants of our credit facility under our current cost and debt structure. In an effort to re-establish full compliance with our credit facility covenants, we are currently taking measures to significantly reduce our general and administrative expenses and our well workover expenses. Further, we plan to aggressively pursue equity investment opportunities during the second and third quarters of fiscal 2002. We plan to apply a portion of any proceeds that we receive from an equity offering to the reduction of the outstanding amount under our credit facility, and thereby reduce our interest expense.

       No principal amortization will be required during the term of the credit facility as long as the aggregate principal balance does not exceed the borrowing base then in effect. Generally, we must make a repayment of principal to eliminate the amount of any borrowing base deficiency within 5 business days of the time that we discover or should discover the deficiency. If our borrowing base is not increased as a result of the bank's current redetermination process, our present level of borrowings would require us to make a principal amortization payment of $45,000 on April 1, 2002, and $125,000 per month thereafter.

       The credit facility matures on June 1, 2003. As stated above, determination of our credit facility borrowing base is currently underway. Our next regular borrowing base redetermination is scheduled for no later than June 1, 2002, and semi-annually thereafter. We may seek additional borrowing capacity at that time for any potential acquisitions and capital improvement needs. However, we cannot assure you that our current operations will result in increased collateral values or that these values will enable us to borrow any funds that we may need.

       The credit facility contains a number of additional covenants affecting our liquidity and capital resources, including restrictions on our ability to incur indebtedness or to pledge assets outside of the credit facility. Additionally, at any time that our borrowings under the credit facility exceed 75% of the borrowing base, we must enter into approved types of commodity price hedging arrangements that cover at least 40% of the bank's forecast of our monthly oil and natural gas production.

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

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

       As described in Part I-Item 2 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources-Credit Facility," we are not presently in compliance with the ratio of earnings to interest expense covenant in our credit facility. As a result, we are currently in default under the credit facility. We have requested a waiver of this covenant from the bank. We expect the bank to respond to this request by the end of February 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit List

Exhibit No.	Description

3.1*	Certificate of Incorporation of Trek Resources, Inc.
3.2*	Amended and Restated Bylaws of Trek Resources, Inc.
4.1*	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)
4.2*	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)
10.1*	Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc.
10.2*	First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.
10.3*	Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.
10.4*	Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc.
10.5***	Fourth Amendment to Credit Agreement, dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank.
10.6**	Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co.
10.7*	Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation.
10.8*	2000 Trek Resources, Inc. Stock Option Plan
10.9*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000
10.10*	Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA
10.11*	Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas
10.12*	Fixed Price Contract, dated August 1, 2000, by and between Trek Resources, Inc. and Torch Energy Marketing, Inc.
10.13*

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc.

10.14*	Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C.
10.15*	Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.
10.16*	Exchange Agreement, dated April 26, 2000, by and among McGowen Resources Company, Inc., James P. McGowen and Michael E. Montgomery

*Previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference.

**Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10-SB, filed on May 25, 2001, and incorporated herein by reference.

***Previously filed as an exhibit to our Current Report on Form 10-QSB, filed on August 14, 2001, and incorporated herein by reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: February 14, 2002	By: /s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board