Form 10QSB
period 2002-03-31
TREK RESOURCES INC
filed 2002-05-15
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file Number: 0-32491

TREK RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2416059
____________________	______________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

4925 Greenville Avenue, Suite 955, Dallas, Texas 75206
(Address of principal executive offices)

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at May 2, 2002
Common Stock, par value $0.01 per share	35, 367,308

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
____________________________________________________________________

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets - March 31, 2002 and September 30, 2001
Condensed Statements of Operations - Three ended March 31, 2002 and 2001
Condensed Statements of Cash Flows - Six months ended March 31, 2002 and 2001
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 6.	Exhibits and Reports on Form 8-K

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	September 30,
	2002	2001
Assets
Current assets:
Cash	$ 115,775	$ 855,778
Accounts receivable, net	594,747	676,500
Derivatives	-	73,418
Other	30,492	64,681
Total current assets	741,014	1,670,377

Property and equipment, at cost, based on the full
cost method of accounting, less accumulated
depreciation and depletion of $4,781,042 and
$4,283,051 at March 31, 2002 and
September 30, 2001, respectively	12,015,015	11,998,975

Other assets	124,886	140,912

Total assets	$ 12,880,915	$ 13,810,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 511,039	$ 1,065,371
Current portion of long-term debt	10,920,000	307,820
Derivatives	166,647	-
Drilling advances	31,052	72,785
Total current liabilities	11,628,738	1,445,976

Long-term debt	-	10,250,000

Commitments and contingencies (See accompanying notes.)

Stockholders' equity:
Preferred stock, $0.01 par value	-	-
Common stock, $0.01par value	353,673	353,673
Additional paid-in capital	7,462,407	7,462,407
Accumulated deficit	(6,563,903)	(5,701,792)
Total stockholders' equity	1,252,177	2,114,288
Total liabilities and stockholders' equity	$ 12,880,915	$ 13,810,264

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

Three months ended	Six months ended
March 31,	March 31,
	2002	2001	2002	2001
Revenues - oil and gas sales	$ 1,152,846	$ 1,919,423	$ 2,365,924	$ 3,812,329

Costs and expenses:
Lease operating expenses	735,990	944,374	1,670,301	1,745,605
General and administrative	299,739	336,462	666,456	603,343
Depreciation, depletion and amortization	242,445	156,437	497,991	320,392
Total costs and expenses	1,278,174	1,437,273	2,834,748	2,669,340

Income (loss) from operations	(125,328)	482,150	(468,824)	1,142,989

Other income (expenses):
Interest expense	(132,054)	(192,952)	(282,923)	(415,651)
Gain (loss) in fair value of derivatives,
Net of $20,658 settlement gain and ($103,000)
Settlement loss, 3 month period, respectively	(343,233)	(131,504)	(130,582)	40,296
Other	7,172	12,793	20,218	26,846
Total other income (expenses)	(468,115)	(311,663)	(393,287)	(348,509)

Net income (loss)	$ (593,443)	$ 170,487	$ (862,111)	$ 794,480

Weighted average common shares outstanding	35,367,308	33,010,565	35,367,308	24,853,294

Net income (loss) per share:
Basic	$ (0.017)	$ 0.005	$ (0.024)	$ 0.032
Diluted	$ (0.017)	$ 0.005	$ (0.024)	$ 0.032

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31,
	2002	2001
Operating Activities
Net income (loss)	$ (862,111)	$ 794,480
Adjustments to reconcile net income (loss) to net cash
Provided by (used by) operating activities:
Depreciation, depletion and amortization	497,991	320,392
Change in fair value of derivatives	240,065	1,078
Cumulative effect of adoption, SFAS No. 133	-	(227,800)
Amortization of cumulative effect of adoption, SFAS No. 133	-	123,760
Amortization of deferred financing costs	16,026	6,950
Changes in working capital:
Decrease (increase) in accounts receivable	95,405	196,437
Increase (decrease) in payable to related party	-	(40,000)
Increase (decrease) in accounts payable and accrued
Liabilities	(580,690)	(262,406)
Other	(21,196)	(930)
Net cash provided (used by) operating activities	(614,510)	911,961
Investing Activities
Additions to property and equipment	(451,078)	(503,422)
Sale of oil and gas properties	1,000	4,703
Additions to other property and equipment	(37,595)	-
Decrease in security deposits	-	3,625
Net cash used by investing activities	(487,673)	(495,094)
Financing Activities
Proceeds from long-term borrowings, net of
Deferred financing costs	400,000	21,625
Repayments of long-term debt	-	(420,000)
Repayments of other notes	(37,820)	-
Repayments on related party note	-	(30,000)
Net cash provided (used by) financing activities	362,180	(428,375)

Net increase (decrease) in cash	(740,003)	(11,508)
Cash and cash equivalents at the beginning
of the period	855,778	577,123
Cash and cash equivalents at the end of the period	$ 115,775	$ 565,615

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

          In the opinion of management, the accompanying unaudited condensed financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations for the three and six months ended March 31, 2002 and 2001 and its cash flows for the six months ended March 31, 2002 and 2001. The results for the three and six months ended March 31, 2002 are not necessarily indicative of the final results to be expected for the full year.

          The condensed financial statements should be read in conjunction with the Notes to Financial Statements, which are included as part of the Company's Form 10-KSB for the year ended September 30, 2001, which was filed with the Securities and Exchange Commission on December 27, 2001.

Risk Management and Recent Accounting Pronouncement

          The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company is also required by the terms of its credit facility to maintain hedging arrangements covering at least 40% of the company's oil and natural gas production. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions. The following table sets forth the "costless collar" derivatives placed since December 31, 2001.

Date Executed	Term From To		Type	Bbls / Mmbtu	Volume / day	Floor Price	Ceiling Price
1/31/02	10/1/02	10/31/02	Costless Collar	Bbls	240	$18.00	$22.76
3/21/02	11/1/02	12/31/02	Costless Collar	Mmbtu	1,000	$ 3.21	$ 4.11
3/21/02	11/1/02	12/31/02	Costless Collar	Bbls	200	$21.50	$25.50
3/21/02	1/1/03	3/31/03	Costless Collar	Bbls	200	$21.00	$25.15
3/21/02	1/1/03	3/31/03	Costless Collar	Mmbtu	1,000	$ 3.32	$ 4.27

          Under these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average New York Mercantile Exchange ("NYMEX") closing prices for West Texas Intermediate Crude Oil ("WTI") and Natural Gas (Henry Hub delivery point) each business day during the monthly period. Payments to or from each financial counter-party are due 30-days following each settlement month. These instruments are secured by a $360,000 irrevocable standby letter of credit.

          For the three and six months ended March 31, 2002, the Company realized settlement gains on crude oil hedges of $20,658 and $109,484, respectively, which are reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

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

          The cumulative effect of adopting SFAS No.133 by the Company as of October 1, 2000 was a loss of $227,800 and was shown as a component of comprehensive income and fully amortized during the year ended September 30, 2001.

          At March 31, 2002, current liabilities included $166,647 for the fair value of derivatives. For the three and six months ended March 31, 2002, the Company had an unrealized loss of $363,890 and $240,065 on its derivative instruments which is reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

Long-Term Debt

          Under the terms of its bank credit facility (the "Facility"), the Company may borrow up to $25,000,000 through June 1, 2003. Borrowings under the Facility are limited to a borrowing base that is periodically reviewed and adjusted by the bank in accordance with its estimate of reserve values. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our reserves, less applicable automatic monthly borrowing base reductions of $80,000 from October 1, 2000 to February 1, 2001, $100,000 from March 1, 2001 through July 1, 2001, $125,000 from August 1, 2001 through April 1, 2002, $60,000 on May 1, 2002 and June 1, 2002 and $880,000 on July 1, 2002, which is the anticipated date of our next borrowing base re-determination. On March 31, 2002, the Company had no unused borrowing capacity.

          The outstanding borrowings under the Facility bear interest at the bank's prime rate, or the London Inter-Bank Offered Rate ("LIBOR") plus 2.5%, at the Company's discretion. The bank has requested that the Company agree to increase the interest rate on the facility to LIBOR plus 3% or the bank's prime rate plus .5%. The Facility has a borrowing base fee equal to .5% of each increase and an annual commitment fee equal to .5% of any amount by which the borrowing base exceeds outstanding borrowings.

          The Facility contains certain financial and operational covenants, the most restrictive of which require the Company to maintain a quarterly minimum interest coverage and net worth. The minimum interest coverage requirement does not permit the ratio of earnings before interest, income taxes, depreciation, depletion and amortization, gains or losses arising from asset dispositions or hedging activities and other non-cash items to interest expense for any fiscal quarter to be less than 2.5 to 1 for the quarters ending September 30, 2001 and December 31, 2001 and 3.0 to 1 for each quarter thereafter. Additionally, the Facility does not allow the payment of cash dividends to stockholders at any time during the term of the Facility.

          The Company was not in compliance with the ratio of earnings to interest expense covenant described above for the quarters ended September 30, 2001 and December 31, 2001. The Company's quarterly ratio of earnings to interest expense was 1.55 to 1 for the quarter ended September 30, 2001 and 0.10 to 1 for the quarter ended December 31, 2001. The Company requested and received waivers from the bank for its non-compliance with this covenant for the quarters ended September 30, 2001 and December 31, 2001.

          The Company was not in compliance with the ratio of earnings to interest expense, tangible net worth and current ratio covenants under the Facility at March 31, 2002. The Company's quarterly ratio of earnings to interest expense was 1.17 to 1 for the quarter ended March 31, 2002.

          Without a waiver of the current covenants for the quarter ended March 31, 2002, the Company is in default under the terms of the Facility, and the bank is permitted to accelerate the obligations and declare all borrowings due and payable. Alternatively, the bank could choose to foreclose on the Company's properties. Accordingly, all Facility borrowings have been classified as current liabilities on the balance sheet at March 31, 2002. If bank chooses to accelerate the Facility, the Company would need to immediately find an alternative source of capital financing. Without alternative financing, the Company could be forced to significantly curtail its operations and sell its properties to raise capital. These events could have a material adverse effect on the Company's financial position and results of operations. In such case, the Company might need to seek protection under applicable bankruptcy and insolvency laws.

          The Facility is collateralized by substantially all of the Company's oil and gas properties. The Facility borrowing base was $11,000,000 and outstanding borrowings were $10,920,000 at March 31, 2002. As of May 2, 2002 this borrowing base was set to $10,860,000. Related deferred financing costs of $22,260 at March 31, 2002 are reflected in other assets, net of accumulated amortization.

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

          In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $0.11 per option for certain employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at March 31, 2002 since the market price per option was less than the exercise price during the period since October 1, 2001.

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

The Company, subsequent to March 31, 2002, settled the above-described litigation for a nominal amount.

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

Statements of Cash Flow

Supplemental disclosures of cash payments and noncash investing and financing activities for the three months ended March 31 are as follows:

	2002	2001
Noncash investing and financing activities:
Conversion of preferred stock into common stock:
Preferred stock	-	$ 314,811
Common stock	-	(188,887)
Additional paid in capital	-	125,924

Income per Common Share

          The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three and six months ended March 31, 2002 and 2001. The diluted loss per share for the three and six months ended March 31, 2002, excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive.

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2001
Net income (loss)	$ 170,487
		32,401,398
Common share equivalents-stock options		609,167
	170,487
Basic income per share		33,010,565	$ 0.005

Effect of preferred shares		2,356,743
Diluted net income (loss)	$ 170,487
Diluted income per share		35,367,308	$ 0.005

Six months ended March 31, 2001
Net income	$ 794,480
		24,494,294
Common shares equivalents-stock options		359,000
	794,480
Basic income per share		24,853,294	$ 0.032

Effect of preferred shares		10,517,682
Dilutive net income	$ 794,480
		35,370,976	$ 0.022

Three months ended March 31, 2002
Net income (loss)	$ (593,443)
Basic and diluted income (loss) per share		35,367,308	$ (0.017)

Six months ended March 31, 2002
Net income (loss)	$ (862,111)
Basic and diluted income (loss) per share		35,367,308	$ (0.024)

Subsequent Events

          On April 10, 2002, our bank completed its redetermination of our borrowing base and monthly borrowing base reduction amount. The borrowing base was determined to be $10,920,000 effective as of April 10, 2002. The monthly borrowing base reduction amount was set at $60,000 on May 1, 2002 and June 1, 2002 and $880,000 on July 1, 2002, which is the next scheduled borrowing base review. As of the date of this report, the Company's borrowing base was $10,860,000.

          The Company requested from its bank a waiver for non-compliance with the earnings to interest expense ratio for the quarter ended December 31, 2001 in February 2002. This waiver was received April 10, 2002. The Company has also requested a waiver of this covenant, as well as the tangible net worth and current ratio covenants, from the bank for the quarter ended March 31, 2002.

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

Our Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2001

          Net loss for the three months ending March 31, 2002 was $593,443 or $0.017 per diluted share, compared to a net income of $170,487, or $0.005 per diluted share for the same period in the prior year. Lower oil and natural gas prices primarily, as well as slightly lower oil volumes, impacted our results of operations for the second quarter of fiscal 2002. Additional unfavorable factors included a higher depreciation and depletion expense and a decrease in the fair value of our derivatives resulting in a loss. Offsetting those negative effects were higher natural gas volumes, lower lease operating costs, lower general and administrative expenses, and lower interest expense.

Revenues

          Oil and natural gas sales totaled $1.15 million during the three months ended March 31, 2002, compared to $1.9 million for the comparable period in 2001. This decrease was primarily due to a decline in oil and natural gas prices during fiscal 2001 and the first quarter of 2002. Average quarterly prices were $19.86 per barrel ("Bbl") of oil and $2.38 per thousand cubic feet ("Mcf") of natural gas for this three-month period of 2002 compared to $29.16 per Bbl and $6.76 per Mcf during the corresponding period in 2001.

          Other significant revenue factors were a slightly lower oil sales volume and a higher natural gas sales volume compared to the same quarter of 2001. We sold 36 thousand barrels ("MBbls") of oil during the three months ended March 31, 2002, versus 38 MBbls for the same period in 2001. Corresponding natural gas sales for these periods were 182 million cubic feet ("MMcf") in 2002, an increase from the 129 MMcf in 2001. The decrease in our oil volume was a result of lower production from several wells in McMullen County, Texas that were offline for repairs in the second quarter of fiscal 2002. The increase in natural gas production was primarily a result of acquisitions that we made in the second half of fiscal 2001. During the three months ended March 31, 2001, our production was 54% oil and 46% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the three months ended March 31, 2002 amounted to $736,000, a $208,000 decrease from the $944,000 of expenses incurred for the same period during 2001. The decrease was a result of lower direct lease operating expenses and workover expenditures, and was primarily due to an attempt by management to contain costs. Additional repairs and workovers of both newly acquired and existing properties during the three months ended March 31, 2002 were approximately $100,000 lower than the corresponding period in 2001. We expect workover expenditures to remain at this reduced level in the future or until cash flow permits additional work to be done on our properties. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $8.74 during the quarter ending March 31, 2002, compared to $11.37 for the same period in 2001.

          Our general and administrative expenses for the three months ending March 31, 2002 were $300,000, a $36,000 decrease from the $336,000 of expenses incurred during the same period in 2001. This decrease primarily resulted from the non-recurrence of legal and audit fees that were associated with our Form 10-SB registration statement filed with the Securities and Exchange Commission ("SEC") in March 2001. The decrease was partially offset by an increase in payroll, administrative and accounting fees, and rent expense. Our growth has resulted in a need for more office space and increased expenditures for corporate staff compared to the same period in 2001.

          Depreciation, depletion and amortization was $242,000 for the three months ended March 31, 2002, an increase of $86,000 from the $156,000 of expense reported during the same period in 2001. Our increase in depreciation, depletion and amortization resulted from the effect of acquisitions and the resulting increases in gas sales volumes and depletable cost.

Other Income and Expenses

          We incurred $132,000 of interest expense during the three month period ended March 31, 2002, a decrease of $61,000 from the $193,000 of interest expended during the same period in 2001. The decrease stems from lower average interest rates. Interest expense for the three months ended March 31, 2002 and 2001 also includes $8,000 and $3,000 of amortization of deferred financing costs, respectively.

          In accordance with our adoption of SFAS No. 133, other income for the second quarter of fiscal 2002 includes a loss that resulted from a decrease in the fair value of derivative instruments. On March 31, 2002, outstanding derivatives had an aggregate negative value of $167,000 reflected in the liability section of our balance sheet. The decrease in fair value during the quarter of $364,000, net of settlement gains of $20,658 incurred during the period, was reported as a loss-component of other income in our statement of operations. The derivative counter-party to our derivative instruments determines this fair value amount.

Comparison of the Six Months Ended March 31, 2002 and 2001

          Net loss for the six months ending March 31, 2002 was $268,668, or $0.008 per diluted share, compared to a net income of $623,993 or $0.018 per diluted share for the same period in the prior year. Our results of operations for the second quarter of fiscal 2002 were unfavorably impacted by lower oil and gas prices, coupled with somewhat higher general and administrative expenses, and a decrease in the fair value of our derivatives resulting in a loss. Additionally we incurred higher depreciation, depletion and amortization expense resulting from acquisitions in the second half of fiscal 2001. Offsetting these effects were higher natural gas volumes and lower interest expense.

Revenues

          Oil and natural gas sales totaled $2.4 million during the six months ended March 31, 2002, compared to $3.8 million for the comparable period in 2001. This decrease was mainly due to lower oil and gas prices, offset in part by increased gas volumes from acquisitions completed during fiscal 2001 and late fiscal 2000. Our revenues for the first six months of fiscal 2002 consisted of $1.4 million in oil sales and $.9 million in natural gas sales, compared to $2.2 million of oil sales and $1.7 million of natural gas sales in 2001. Average prices were $19.37 per Bbl of oil and $2.46 per Mcf of natural gas for this six-month period in 2002, compared to $29.78 per Bbl and $6.12 per Mcf during the corresponding period in 2001. In the first six months of fiscal 2001, amortization of the cumulative effect of adopting SFAS No. 133 on October 1, 2000, in the amount of $123,760, was shown as a reduction of oil and natural gas sales in our financial statements. This amount was fully amortized in fiscal 2001 and has no impact on our revenues for fiscal 2002.

          We sold approximately 73 MBbls of oil during the six months ended March 31, 2002, a slight decrease from the 74 MBbls we sold for the same period in 2001. Corresponding natural gas sales for these periods were 387 MMcf in 2002 and 282 MMcf in 2001. This increase natural gas production was primarily a result of acquisitions that we made in the second half of fiscal 2001. During the six months ended March 31, 2002, our production was 53% oil and 47% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the six months ended March 31, 2002 amounted to $1,670,000, a $75,000 decrease from the $1,745,000 of expenses incurred for the same period during 2001. The decrease was a result of lower direct lease operating expenses and workover expenditures, and was primarily due to an attempt by management to contain costs. We anticipate that our existing producing wells can be maintained with a lower level of capital expenditures until increased cash flow enables us to do additional work. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $8.66 during the first half of 2002, compared to $8.89 for the same period in 2001.

          Our general and administrative expenses for the six months ending March 31, 2002 were $666,000, a $63,000 increase from the $603,000 of expenses incurred during the same period in 2001. The increase reflects higher contract accounting and administrative fees during the first quarter of fiscal 2002 related to the completion of our annual audit and our annual report on Form 10-KSB that was filed with the SEC in December 2001. Additionally, our growth in late 2001 resulted in a need for more office space, higher office expenses and increased expenditures for corporate staff.

          Depreciation, depletion and amortization was $498,000 for the six months ended March 31, 2002, an increase of $178,000 from the $320,000 of expense reported during the same period in 2001. Our increase in depreciation, depletion and amortization resulted from the effect of acquisitions and the resulting increases in both natural gas sales volumes and depletable cost.

Other Income and Expenses

          We incurred $283,000 of interest expense during the six month period ended March 31, 2002, a decrease of $133,000 from the $416,000 of interest expended during the same period in 2001. The decrease is a result of lower average interest rates. Interest expense for the six months ended March 31, 2002 and 2001 also includes $16,000 and $7,000 of amortization of deferred financing costs, respectively.

          In accordance with our adoption of SFAS No.133, other income for the first half of fiscal 2002 includes a loss that resulted from a decrease in the fair value of derivative instruments. On March 31, 2002, outstanding derivatives had an aggregate negative value of $167,000 reflected in the liability section of our balance sheet. The decrease in fair value during the first half of $240,000, net of settlement gains of $109,000 incurred during the period, was reported as a loss-component of other income in our statement of operations. Our derivative counter-party financial institution determines this fair value amount.

Our Liquidity and Capital Resources

General

          As explained below, we are presently required to classify the borrowings under our credit facility as current liabilities. As a result, our working capital was a negative $10,888,000 on March 31, 2002. If we were not required to classify our credit facility borrowings as current liabilities, our working capital would have been a negative $968,000 on March 31, 2002. For the three months ended March 31, 2002, capital expenditures of $135,000 and debt retirement of $38,000 were funded primarily by retained earnings from prior periods. There were no additional borrowings under our credit facility. During the same period in 2001, capital expenditures of $270,000 and debt retirement of $260,000 were funded exclusively by cash flow from operating activities.

          Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Our revenues, results of operations and cash flow for the three months ended March 31, 2002 were diminished by decreases in oil and natural gas prices which were generally lower than prices during the prior year. Oil and natural gas prices generally declined from December 2000 through February 2002, however they have increased in the past two months. Specifically, our average monthly oil prices have decreased from a high of $33.00 per Bbl in November 2000 to a low of approximately $18.00 per Bbl in December 2001, while average monthly prices for natural gas have dropped from a high of $8.00 per Mcf in January 2001 to a low of approximately $1.95 per Mcf in February 2002. However, average prices as quoted on the New York Mercantile Exchange for the month of April 2002 were $26.13 per Bbl of oil and $3.38 per Mcf of natural gas. We expect that this recent increase in prices should increase the amount of revenues that we receive from operations in the third quarter of 2002 and should provide us with sufficient cash flow to meet our lease operating expenses and general and administrative expenses through the end of the third quarter of 2002.

          During the first quarter of 2002 we finished drilling the Watts Johnson No. 2 well in Rusk County, Texas at a net cost of approximately $280,000. We determined that it was not economically feasible to fully complete the well, and we now are planning to sell the well in its current condition to a third party. We may consider limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures. We do not presently plan to make any voluntary capital expenditures during the third quarter of fiscal 2002. We expect that we will be able to generally maintain our current level of production during this period with only performing routine maintenance on our existing wells. Unless we find other sources of capital, any capital expenditures during the remainder of fiscal 2002 will be a function of and dependent upon available cash flow.

          A redetermination of the borrowing base under our credit facility was completed on April 10, 2002. Effective on that date, our borrowing capacity was set at $10,920,000. Our borrowing base under the credit facility is $10,860,000 as of the date of this report. As explained below, we do not currently have any unused borrowing capacity under the credit facility. Since we do not have any available capacity under our credit facility, we are presently seeking other sources of capital to satisfy our liquidity and capital resource needs, such as unsecured debt or equity investments. Any private equity financings that we conduct would likely result in the substantial dilution of the ownership interests of our current stockholders. We cannot assure you that these sources of capital would be offered to us or would be available on acceptable terms. Future funding sources, to the extent required to finance discretionary expenditures, property acquisitions or to repay our credit facility once it reaches term, might include bank borrowings or the proceeds from private or public equity or debt financings.

          To reduce the any adverse effect of a decline in our liquidity, we have entered into "costless collar" financial hedges representing approximately 40% of our projected production in barrels of oil equivalent through March 31, 2003 at an average floor price of $21.00 per Bbl and an average ceiling price of $25.00 per Bbl.

Credit Facility

          On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our reserves, less applicable automatic monthly borrowing base reductions of $80,000 from October 1, 2000 to February 1, 2001, $100,000 from March 1, 2001 through July 1, 2001, $125,000 from August 1, 2001 through April 1, 2002, $60,000 on May 1, 2002 and June 1, 2002 and $880,000 on July 1, 2002, which is the anticipated date of our next borrowing base re-determination. On May 14, 2002, our borrowing base was $10,860,000 and our outstanding borrowings were $10,860,000. As a result, we do not have any unused borrowing capacity. The credit facility allows us to borrow available funds on a revolving basis. All borrowings under the credit facility are secured by liens on substantially all of our assets.

          We are required to make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offered Rate ("LIBOR") plus 2.5% per annum or at the bank's prime rate of interest. The bank has requested that we agree to increase the interest rates on our credit facility to LIBOR plus 3% or the bank's prime rate plus .5%. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. Additionally, we must pay a commitment fee of one-half of one percent (1/2%) per annum on any unutilized portion of our borrowing base, as well as commitment and other customary fees on any letters of credit issued under the facility. On March 31, 2002, the prime rate was 4.75% per annum and the LIBOR was 2.03% per annum.

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

          We were not in compliance with the quarterly ratio of earnings to interest expense covenant described above for the quarters ended September 30, 2001 and December 31, 2001. Our quarterly ratio of earnings to interest expense as 1.55 to 1 for the quarter ended September 30, 2001 and 0.10 to 1 for the quarter ended December 31, 2001. We requested and received a waiver from the bank for our non-compliance with this covenant for the both the quarter ended September 30, 2001 and the quarter ended December 31, 2001.

          For the quarter ended March 31, 2002, our non-compliance with the interest expense covenant continued, and we were also in breach of the current ratio and tangible net worth covenants described above. Without a waiver of these covenants, we are in default under the terms our credit facility, and the bank is permitted to accelerate our obligations and declare all of our borrowings due and payable. Alternatively, the bank could choose to foreclose on our properties. Accordingly, we have classified all of our credit facility borrowings as current liabilities on our balance sheet for the three months ended March 31, 2002.

          In the past, the bank has granted certain waivers or made modifications to the above financial covenants, whether by separate letter agreement or in conjunction with amendments of the facility to reflect changes in the borrowing base. Waivers or modifications have been granted in connection with bank requirements for financial and operational reporting, minimum hedging requirements and minimum tangible net worth requirements.

          We have requested a waiver of our covenant defaults under the credit facility for the quarter ended March 31, 2002. However, we cannot guarantee you that the bank will waive our compliance with these covenants for the requested period, or whether the bank will be willing to waive compliance with these or other covenants during future periods. If the waiver is not granted and the bank chooses to accelerate the credit facility, we would need to immediately find an alternative source of capital financing. Without alternative financing, we could be forced to significantly curtail our operations and sell our properties to raise capital. These events could have a material adverse effect on our liquidity, revenues and results of operations. In such case, we might need to seek protection under applicable bankruptcy and insolvency laws.

          We cannot assure you that we will be able to comply in the near future with the ratio of earnings to interest expense covenant or other covenants of our credit facility under our current cost and debt structure. In an effort to re-establish full compliance with our credit facility covenants, we are currently taking measures to significantly reduce our general and administrative expenses and our well workover expenses. Further, we plan to aggressively pursue equity investment opportunities during the third quarter of fiscal 2002. We are presently in preliminary negotiations with one potential investor regarding a private equity investment; however, we cannot guarantee you that the investment will be completed. We would apply a portion of any proceeds that we receive from an equity offering to the reduction of the outstanding amount under our credit facility, and thereby reduce our interest expense. We are also exploring the option of replacing our present credit facility with a new secured credit facility.

          Principal amortization will be required during the term of the credit facility if the aggregate principal balance does not exceed the borrowing base then in effect. Generally, we must make a repayment of principal to eliminate the amount of any borrowing base deficiency within 30 days of the time that the bank notifies us of the deficiency. We made a partial principal repayment of $60,000 to the bank on May 10, 2002 to eliminate a slight deficiency in our borrowing base. We may be required to make similar payments in the near future as a result of the upcoming monthly borrowing base reductions described above. If we are unable to make these repayments or otherwise cure any borrowing base deficiency, the bank may choose to declare the entire amount of our borrowings due and payable or foreclose on or properties.

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

Need to Raise Additional Capital

          The growth of our business will require substantial capital on a continuing basis. We may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital we currently expect to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon various factors that we may not be able to control.

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

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to our proved reserve estimates, impairment assessments, deferred tax asset valuations and our choice of accounting method.

          We prepared our consolidated financial statements for inclusion in this report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP.

Proved reserve estimates

Estimates of our proved reserves are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

-	the quality and quantity of available data;
-	the interpretation of that data;
-	the accuracy of various mandated economic assumptions; and
-	the judgment of the persons preparing the estimate.

Our proved reserve information is based on estimates prepared by our independent petroleum engineers.

          Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

          You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

          Estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline may result from lower market prices, which may make it uneconomic to drill or produce from higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of our assessment of our oil and gas properties for impairment.

Impairment of unproved oil and gas properties

          We periodically assess individually significant unproved oil and natural gas properties for impairment, on a project-by-project basis. Our assessment of the results of exploitation activities, commodity price outlooks, planned future sales or the expiration of all or a portion of the leases for potential projects impact the amount and timing of impairment provisions.

Deferred tax asset valuations

          We periodically assess the probability of recovery of recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction. These estimates are inherently imprecise since many assumptions are utilized in the assessments that may prove to be incorrect in the future.

Accounting for oil and natural gas properties

The accounting for and disclosure of oil and natural gas producing activities requires that we choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

          We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs. Once incurred, costs are recorded in the full cost pool or in unevaluated properties. Unevaluated property costs are not subject to depletion. We review our unevaluated costs on an ongoing basis, and we expect these costs to be evaluated in one to three years and transferred to the full cost pool during that time.

          We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs is divided by the total amount of proved reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs that are attributable to our acquisition, exploration and development activities.

          To the extent that total capitalized oil and natural gas property costs (net of related deferred income taxes and accumulated depreciation, depletion and amortization) exceeds the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. We could be required to write-down our oil and gas properties if there is a decline in oil or natural gas prices, or downward adjustments are made to our proved reserves.

Related Party Transactions

          In March 2002, we were approached regarding the possible acquisition of oil and natural gas properties located in King and Lipscomb Counties, Texas and Beaver, Dewey, Major, Pottawatomie Counties, Oklahoma, from David H. Arrington Oil & Gas, Inc. for approximately $1 million in cash. We did not have the capital resources needed to purchase these properties. Therefore, independent members of our board of directors approved the assignment of the opportunity to purchase the properties to Michael E. Montgomery in exchange for an option to purchase the properties from him at any time within 120 days from the date of his purchase of the properties. Mr. Montgomery completed the acquisition of the properties on April 11, 2002.

          We received a letter from Mr. Montgomery on May 5, 2002 confirming that Mr. Montgomery has granted us the option to purchase the properties at any time before August 9, 2002 for approximately $1 million plus any out-of-pocket expenses and as adjusted for net production during the period of ownership by Mr. Montgomery. We may pay this purchase price in cash or by issuing shares of our capital stock to Mr. Montgomery. Any shares of our common stock that we issue in connection with our purchase of the properties will be valued at the average per share trading price for our common stock as quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers for the twenty trading days immediately before the date of this letter. Any shares of our preferred stock that we issue in connection with our purchase of the properties will be valued in good faith by independent members of our board of directors.

Our ability to exercise this option will be dependent on our other liquidity and capital resource needs. Therefore, we cannot assure you that we will be able to acquire the properties.

PART II. OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

As described in Part I-Item 2 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources-Credit Facility," we are not presently in compliance with the ratio of earnings to interest expense, current ratio and tangible net worth covenants in our credit facility. As a result, we are currently in default under the credit facility. We have requested a waiver of these covenants from the bank for the quarter ended March 31, 2002.

Item 4.	Submission of Matters to a Vote of Security Holders

          On February 21, 2002, we held our 2002 annual meeting of stockholders. The only issue presented for a vote at our 2002 annual meeting was the election of members of our board of directors. The table below lists the name of each director elected at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each director elected:

Name	Votes For	Votes Against	Votes Withheld	Absentions and Non-Votes
Michael E. Montgomery	31,728,247	0	1,642	0
Dewain V. Hill	31,728,247	0	1,642	0
Kenneth R. Smith	31,728,247	0	1,642	0
Harold H. Ginsberg	31,728,247	0	1,642	0
James P. McGowen	31,697,783	0	32,070	0

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit List

Exhibit No.	Description

3.1*	Certificate of Incorporation of Trek Resources, Inc.
3.2*	Amended and Restated Bylaws of Trek Resources, Inc.
4.1*	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)
4.2*	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)
10.1*	Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc.
10.2*	First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.
10.3*	Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.
10.4*	Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc.
10.5***	Fourth Amendment to Credit Agreement, dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank.
10.6**	Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co.
10.7*	Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation.
10.8*	2000 Trek Resources, Inc. Stock Option Plan
10.9*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000
10.10*	Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA
10.11 *	Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas
10.12*	Fixed Price Contract, dated August 1, 2000, by and between Trek Resources, Inc. and Torch Energy Marketing, Inc.
10.13*

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc.

10.14*	Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C.
10.15*	Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.
10.16*	Exchange Agreement, dated April 26, 2000, by and among McGowen Resources Company, Inc., James P. McGowen and Michael E. Montgomery
10.17	Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (filed herewith).

*	Previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10-SB, filed on May 25, 2001, and incorporated herein by reference.
***	Previously filed as an exhibit to our Current Report on Form 10-QSB, filed on August 14, 2001, and incorporated herein by reference.

(a)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: May 14, 2002	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board