Form 10QSB
period 2002-06-30
TREK RESOURCES INC
filed 2002-08-14
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Number of Shares
Title of each Class	Outstanding at August 12, 2002
Common Stock, par value $0.01 per share	35, 367,308

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Balance Sheets - June 30, 2002 and September 30, 2001
Condensed Statements of Operations - Three months ended June 30, 2002 and 2001
Condensed Statements of Cash Flows - Nine months ended June 30, 2002 and 2001
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Item 1. Financial Statements

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30,	September 30,
	2002	2001
Assets
Current assets:
Cash	$ 508,562	$ 855,778
Accounts receivable, net	713,798	676,500
Derivatives	-	73,418
Other	84,800	64,681
Total current assets	1,307,160	1,670,377

Property and equipment, at cost, based on the full
cost method of accounting, less accumulated
depreciation and depletion of $5,034,804 and
$4,283,051 at June 30, 2002 and
September 30, 2001, respectively	11,837,625	11,998,975

Other assets	102,626	140,912

Total assets	$ 13,247,411	$ 13,810,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 696,939	$ 1,065,371
Current portion of long-term debt	10,800,000	307,820
Derivatives	167,948	-
Drilling advances	233,225	72,785
Total current liabilities	11,898,112	1,445,976

Long-term debt	-	10,250,000

Commitments and contingencies (See accompanying notes.)

Stockholders' equity:
Preferred stock, $0.01 par value	-	-
Common stock, $0.01par value	353,673	353,673
Additional paid-in capital	7,462,407	7,462,407
Accumulated deficit	(6,466,781)	(5,701,792)
Total stockholders' equity	1,349,299	2,114,288
Total liabilities and stockholders' equity	$ 13,247,411	$ 13,810,264

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

Three months ended	Nine months ended
June 30	June 30

	2002	2001	2002	2001

Revenues - oil and gas sales	$ 1,540,722	$ 1,681,607	$ 3,906,646	$ 5,493,935

Costs and expenses:
Lease operating expenses	775,059	842,826	2,445,360	2,588,433
General and administrative	240,359	299,543	906,815	902,886
Depreciation, depletion and amortization	253,762	206,867	751,753	527,359
Total costs and expenses	1,269,180	1,349,336	4,103,928	4,018,678

Income (loss) from operations	271,542	332,271	(197,282)	1,475,257

Other income (expenses):
Interest expense	(141,771)	(177,237)	(424,694)	(592,888)
Gain (loss) in fair value of derivatives,
Net of ($9,212) settlement loss and $100,272
gain, 3 and 9 month periods, respectively	(10,513)	(57,753)	(141,095)	(17,457)
Other	(22,136)	49,033	(1,918)	75,879
Total other income (expenses)	(174,420)	(185,957)	(567,707)	(534,466)

Net income (loss)	$ 97,122	$ 146,314	$ (764,989)	$ 940,791

Weighted average common shares outstanding	35,367,308	35,367,308	35,367,308	28,119,731

Net income (loss) per share:
Basic	$ 0.003	$ 0.004	$ (0.022)	$ 0.038
Diluted	$ 0.003	$ 0.004	$ (0.022)	$ 0.026

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30,
	2002	2001
Operating Activities
Net income (loss)	$ (764,989)	$ 940,791
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation, depletion and amortization	751,753	527,359
Change in fair value of derivatives	241,366	6,648
Cumulative effect of adoption, SFAS No. 133	-	(227,800)
Amortization of cumulative effect of adoption, SFAS No. 133	-	170,850
Amortization of deferred financing costs	23,111	12,849
Changes in working capital:
Decrease (increase) in accounts receivable	(23,646)	54,032
Increase in drilling advances	160,440	212,620
Increase in accounts payable and accrued
Liabilities	(385,049)	(56,556)
Other	(14,596)	(24,113)
Net cash provided by (used by) operating activities	(11,610)	1,616,680
Investing Activities
Additions to property and equipment	(595,293)	(2,547,469)
Sale of oil and gas properties	59,964	4,703
Additions to other property and equipment	(38,457)	-
Decrease in security deposits	-	3,625
Net cash used in investing activities	(573,786)	(2,539,141)
Financing Activities
Proceeds from long-term borrowings, net of
Deferred financing costs	396,000	1,419,347
Repayments of long-term debt	(120,000)	(620,000)
Repayments of other notes	(37,820)	-
Repayments on related party note	-	(30,000)
Net cash provided by financing activities	238,180	769,347

Net decrease in cash	(347,216)	(153,114)
Cash and cash equivalents at the beginning
of the period	855,778	577,123
Cash and cash equivalents at the end of the period	$ 508,562	$ 424,009

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

          In the opinion of management, the accompanying unaudited condensed financial statements of the Company contain all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations for the three and nine months ended June 30, 2002 and 2001 and its cash flows for the nine months ended June 30, 2002 and 2001. The results for the three and nine months ended June 30, 2002 are not necessarily indicative of the final results to be expected for the full year.

          The condensed financial statements should be read in conjunction with the Notes to Financial Statements, which are included as part of the Company's Form 10-KSB for the year ended September 30, 2001, which was filed with the Securities and Exchange Commission on December 27, 2001.

Risk Management and Recent Accounting Pronouncement

          The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company is also required by the terms of its credit facility to maintain hedging arrangements covering at least 40% of the company's oil and natural gas production. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions. The following table sets forth the "costless collar" derivatives placed since December 31, 2001. No additional contracts were arranged during the quarter ended June 30, 2002.

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

          For the three and nine months ended June 30, 2002, the Company realized settlement losses on crude oil hedges of $9,000 and gains of $100,000 respectively, which are reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

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

          At June 30, 2002, current liabilities included $168,000 for the fair value of derivatives. For the three and nine months ended June 30, 2002, the Company had respective unrealized losses of $1,300 and $241,000 on its derivative instruments which are reported with the gain or loss in fair value of derivatives in the accompanying statement of operations.

Long-Term Debt

          Under the terms of its bank credit facility (the "Facility"), the Company may borrow up to $25,000,000 through June 1, 2003. Borrowings under the Facility are limited to a borrowing base that is periodically reviewed and adjusted by the bank in accordance with its estimate of reserve values. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our reserves, less applicable automatic monthly borrowing base reductions of $80,000 from October 1, 2000 to February 1, 2001, $100,000 from March 1, 2001 through July 1, 2001, $125,000 from August 1, 2001 through April 1, 2002, $60,000 on May 1, 2002 and June 1, 2002 and $880,000 on July 1, 2002. On June 30, 2002, the Company's outstanding borrowings were $10,800,000, which equaled the borrowing base. On July 8, 2002 an additional $60,000 was paid down, $820,000 less that the required amount on July 1, 2002 of $880,000.

          The outstanding borrowings under the Facility bear interest at the bank's prime rate plus .5%, or the London Inter-Bank Offered Rate ("LIBOR") plus 3%, at the Company's discretion. The Facility has a borrowing base fee equal to .5% of each increase and an annual commitment fee equal to .5% of any amount by which the borrowing base exceeds outstanding borrowings.

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

          The Company was not in compliance with the ratio of earnings to interest expense, tangible net worth and current ratio covenants under the Facility at March 31, 2002. A waiver was requested for the quarter ended March 31, 2002. For the quarter ended June 30, 2002, the Company's quarterly ratio of earnings to interest expense was back in compliance at 3.53 to 1. However, the net worth and current ratio covenants, although improved from the prior quarter, were short of compliance.

          Without a waiver of the net worth and current ratio covenants for the quarter ended June 30, 2002, the Company is in default under the terms of the Facility, and the bank is permitted to accelerate the obligations and declare all borrowings due and payable. Alternatively, the bank could choose to foreclose on the Company's properties. Accordingly, all Facility borrowings have been classified as current liabilities on the balance sheet at June 30, 2002. If bank chooses to accelerate the Facility, the Company would need to immediately find an alternative source of capital financing. Without alternative financing, the Company could be forced to significantly curtail its operations and sell its properties to raise capital. These events could have a material adverse effect on the Company's financial position and results of operations. In such case, the Company might need to seek protection under applicable bankruptcy and insolvency laws.

          The Facility is collateralized by substantially all of the Company's oil and gas properties. The Facility borrowing base was $10,800,000 and outstanding borrowings were $10,800,000 at June 30, 2002. Related deferred financing costs of $19,000 at June 30, 2002 are reflected in other current assets, net of accumulated amortization. As of August 1, 2002 the borrowing base was set to $9,200,000.

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

          In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $0.11 per option for certain employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at June 30, 2002 since the market price per option was less than the exercise price during the period since October 1, 2001.

Commitments and Contingencies

          In 1999, the Company filed criminal charges in three counties in Oklahoma against a former independent contract pumper for theft of oil field tubing and surface equipment. In May 2002, a resolution was made and the Company received a final settlement on this lawsuit of approximately $14,000 which offset legal fees for the quarter ended June 30, 2002.

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

Income per Common Share

          The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation the three and nine months ended June 30, 2002 and 2001. The diluted income (loss) per share for the three months ended June 30, 2001 and the three and nine months ended June 30, 2002, excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive.

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2001

Net income (loss)	$ 146,314
35,367,308
Basic and diluted income per share			$ 0.004

Nine months ended June 30, 2001

Net income (loss)	$ 940,791
28,119,731
Basic income per share			$ 0.033
Effect of preferred shares		7,250,022
Common shares equivalents-stock options		280,000
35,649,753
Dilutive net income			$ 0.026

Three months ended June 30, 2002
Net income (loss)	$ 97,122
35,367,308
Basic and diluted income (loss) per share			$ 0.003

Nine months ended June 30, 2002
Net income (loss)	$ (764,989)
35,367,308
Basic and diluted income (loss) per share			$ (0.022)

Subsequent Events

          On August 6, 2002, our bank completed its redetermination of the Company's borrowing base and monthly borrowing base reduction amount. The borrowing base was determined to be $9,200,000 effective as of August 1, 2002. As of the date of this report, the Company's borrowing base is $9,200,000, and the amount outstanding is $10,740,000. The bank has asked for a reduction in principal of $1,540,000 by September 5, 2002 in order to meet this required debt limit.

          In an effort to control costs in the future, the Company's Board of Directors made the decision to review our engagement with our current outside audit firm. In July and early August of 2002, the Audit Committee of the Board of Directors held interviews and reviewed bids and qualifications from several firms. On August 12, 2002, the Board made their selection and notified the Company's current audit firm, Ernst & Young LLP, that they would not continue as the Company's independent auditor. Hein & Associates, LLP of Dallas, Texas has been appointed by the Board of Directors to replace Ernst & Young LLP as the Company's independent auditor.

ITEM 2.	Management's Discussion and Analysis or Plan of Operation.

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

Our Results of Operations

Comparison of the Three Months Ended June 30, 2002 and 2001

          Net income for the three months ending June 30, 2002 was $97,000 or $0.003 per diluted share, compared to a net income of $146,000, or $0.004 per diluted share for the same period in the prior year. Lower oil and natural gas prices primarily impacted our results of operations for the third quarter of fiscal 2002. An additional unfavorable factor was a higher depreciation and depletion expense. Offsetting those negative effects were lower lease operating costs, lower general and administrative expenses, and lower interest expense.

Revenues

          Oil and natural gas sales totaled $1.54 million during the three months ended June 30, 2002, compared to $1.68 million for the comparable period in 2001. This decrease was primarily due to a decline in oil and natural gas prices during fiscal 2001 and the first quarter of 2002. Average quarterly prices were $24.65 per barrel ("Bbl") of oil and $3.18 per thousand cubic feet ("Mcf") of natural gas for this three-month period of 2002 compared to $25.63 per Bbl and $4.38 per Mcf during the corresponding period in 2001.

          Other significant revenue factors were a lower natural gas sales volume and a slightly higher oil sales volume compared to the same quarter of 2001. We sold 38 thousand barrels ("MBbls") of oil during the three months ended June 30, 2002, versus 37 MBbls for the same period in 2001. Corresponding natural gas sales for these periods were 185 million cubic feet ("MMcf") in 2002, a decrease from the 194 MMcf in 2001. The increase in our oil volume was a result of higher production from several wells in Ochiltree County, Texas due to some improvements in the first half of fiscal 2002. The decrease in natural gas production was primarily a result of normal depletion of the existing wells. During the three months ended June 30, 2001, our production was 55% oil and 45% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the three months ended June 30, 2002 amounted to $775,000, a $68,000 decrease from the $843,000 of expenses incurred for the same period during 2001. The decrease was a result of lower production taxes than in the same period of 2001, which are directly tied to lower sales, as well as an adjustment from the first quarter reducing the lease operating expense reported for the third quarter of fiscal 2002. This decrease was partially affected by workovers on existing properties during the three months ended June 30, 2002, which were approximately $112,000 higher than the corresponding period in 2001. We expect that workover expenditures should drop in the final quarter of fiscal 2002 after completion of the major repair work done in the third quarter of fiscal 2002. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $7.42 during the quarter ended June 30, 2002, compared to $9.47 for the same period in 2001.

          Our general and administrative expenses for the three months ending June 30, 2002 were $240,000, a $59,000 decrease from the $299,000 of expenses incurred during the same period in 2001. This decrease mainly resulted from the non-recurrence of legal fees, audit and accounting fees, payroll expenses and contract labor were associated with our initial SEC filings with the Securities and Exchange Commission ("SEC") in 2001. In addition, a $14,000 settlement fee from a resolution of a litigation-dispute was credited against legal fees in May of 2002.

          Depreciation, depletion and amortization was $254,000 for the three months ended June 30, 2002, an increase of $47,000 from the $207,000 of expense reported during the same period in 2001. Our increase in depreciation, depletion and amortization resulted from the increases in our depletable asset base, mainly from the $1,500,000 acquisition of properties in May of 2001.

Other Income and Expenses

          We incurred $142,000 of interest expense during the three month period ended June 30, 2002, a decrease of $35,000 from the $177,000 of interest expended during the same period in 2001. The decrease stems from lower average interest rates. Interest expense for the three months ended June 30, 2002 and 2001 also includes $7,000 and $5,900 of amortization of deferred financing costs, respectively.

          In accordance with our adoption of SFAS No. 133, other income for the third quarter of fiscal 2002 includes a loss that resulted from a decrease in the fair value of derivative instruments. On June 30, 2002, outstanding derivatives had an aggregate negative value of $168,000 reflected in the liability section of our balance sheet. The decrease in fair value during the quarter ended June 30, 2002 of $1,300, as well as settlement losses of $9,200 incurred during this period, were reported as a loss-component of other income in our statement of operations. The derivative counter-party to our derivative instruments determines this fair value amount.

          Other income/expense was lower than the corresponding three-month period of last year due to both a one-time gain adjustment for $40,000 at June 30, 2001 to write off a note payable to other income, and a charge during the third quarter of fiscal 2002 of $23,000 to other expense for a lease asset write off.

Comparison of the Nine Months Ended June 30, 2002 and 2001

          Net loss for the nine months ending June 30, 2002 was $765,000, or $0.022 per diluted share, compared to a net income of $941,000 or $0.026 per diluted share for the same period in the prior year. Our results of operations for the third quarter of fiscal 2002 were unfavorably impacted by lower oil and gas prices and a decrease in the fair value of our derivatives, which resulted in a loss. Additionally we incurred higher depreciation, depletion and amortization expense resulting from acquisitions in the second half of fiscal 2001. Offsetting these effects were lower operating expenses and lower interest expense.

Revenues

          Oil and natural gas sales totaled $3.9 million during the nine months ended June 30, 2002, compared to $5.5 million for the comparable period in 2001. This decrease was mainly due to lower oil and gas prices, offset in part by increased gas volumes from acquisitions completed during fiscal 2001. Our revenues for the first nine months of fiscal 2002 consisted of $2.4 million in oil sales and $1.5 million in natural gas sales, compared to $3.1 million of oil sales and $2.5 million of natural gas sales in 2001. Average prices were $21.19 per Bbl of oil and $2.69 per Mcf of natural gas for this nine-month period in 2002, compared to $28.03 per Bbl and $5.33 per Mcf during the corresponding period in 2001. In the first nine months of fiscal 2001, amortization of the cumulative effect of adopting SFAS No. 133 on October 1, 2000, in the amount of $170,850, was shown as a reduction of oil and natural gas sales in our financial statements. This amount was fully amortized in fiscal 2001 and has no impact on our revenues for fiscal 2002.

          We sold approximately 111.4 Bbls of oil during the nine months ended June 30, 2002, a slight decrease from the 111.9 MBbls we sold for the same period in 2001. Corresponding natural gas sales for these periods were 575 MMcf in 2002 and 478 MMcf in 2001. This increase natural gas production was primarily a result of acquisitions that we made in the second half of fiscal 2001. During the nine months ended June 30, 2002, our production was 54% oil and 46% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the nine months ended June 30, 2002 amounted to $2,445,000, a $143,000 decrease from the $2,588,000 of expenses incurred for the same period during 2001. The decrease was a result of lower direct lease operating expenses and workover expenditures, and was primarily due to an attempt by management to contain costs. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $8.43 during the first nine months of 2002, compared to $9.70 for the same period in 2001.

          Our general and administrative expenses for the nine months ending June 30, 2002 were $907,000, a $4,000 increase from the $903,000 of expenses incurred during the same period in 2001. This minor net difference was created by higher rent, payroll and accounting fees expenses in fiscal 2002, substantially offset by lower legal fees, audit fees, consulting and professional fees compared to the first nine months of fiscal 2001. The high outside service fees in 2001 corresponded to our registration statement on Form 10-SB and subsequent amendments that were filed with the SEC during fiscal 2001, as well as two years of reserve reports required for financial audits and SEC filings.

          Depreciation, depletion and amortization was $752,000 for the nine months ended June 30, 2002, an increase of $225,000 from the $527,000 of expense reported during the same period in 2001. Our increase in depreciation, depletion and amortization resulted from the effect of acquisitions made in May of 2001 and the resulting increases in both natural gas sales volumes and depletable cost.

Other Income and Expenses

          We incurred $425,000 of interest expense during the nine month period ended June 30, 2002, a decrease of $168,000 from the $593,000 of interest expended during the same period in 2001. The decrease is a result of lower average interest rates. Interest expense for the nine months ended June 30, 2002 and 2001 also includes $23,000 and $13,000 of amortization of deferred financing costs, respectively.

          Other income was lower than the same nine-month period of last year due to a one-time adjustment for $40,000 in June 2001 to write off a note payable to other income, and also a charge during the third quarter of fiscal 2002 of $23,000 to other expense for a lease asset correction.

          In accordance with our adoption of SFAS No.133, other income for the first nine months of fiscal 2002 includes a loss that resulted from a decrease in the fair value of derivative instruments. On June 30, 2002, outstanding derivatives had an aggregate negative value of $168,000 reflected in the liability section of our balance sheet. The decrease in fair value during the first nine months of $241,000, net of settlement gains of $100,000 incurred during the period, was reported as a loss-component of other income in our statement of operations. Our derivative counter-party financial institution determines this fair value amount.

Our Liquidity and Capital Resources

General

          As explained below, we are presently required to classify the borrowings under our credit facility as current liabilities. As a result, our working capital was a negative $10,600,000 on June 30, 2002. If we were not required to classify our credit facility borrowings as current liabilities, our working capital would have been a positive $209,000 on June 30, 2002. For the three months ended June 30, 2002, capital expenditures of $124,000 and debt retirement of $120,000 were funded by cash flow from operating activities. There were no additional borrowings under our credit facility. During the same period in 2001, capital expenditures of $1,500,000 were funded by drawdowns on our credit facility of $1,400,000 and the remainder by cash flow from operating activities.

          Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Our revenues, results of operations and cash flow for the three months ended June 30, 2002 were diminished by decreases in oil and natural gas prices, which were generally lower than prices during the prior year. Oil and natural gas prices generally declined from December 2000 through February 2002, however they have increased in the past few months. Specifically, our average monthly oil prices have decreased from a high of $33.00 per Bbl in November 2000 to a low of approximately $18.00 per Bbl in December 2001, while average monthly prices for natural gas have dropped from a high of $8.00 per Mcf in January 2001 to a low of approximately $1.95 per Mcf in February 2002. Average prices as quoted on the New York Mercantile Exchange for the month of June 2002 were $25.61 per Bbl of oil and $3.26 per Mcf of natural gas. We expect that this recent increase in prices should increase the amount of revenues that we receive from operations in the fourth quarter of 2002.

         On June 1, 2002, we reached an agreement with P. C. Burns Oil Producers, Inc. ("Burns") to commence a three well drilling program in July of 2002. The wells will be located on our properties in King and Cottle Counties, Texas. The agreement states that Burns will pay 100% of the initial drilling costs for these wells and we will pay our portion of the completion costs if the wells so warrant. Our balance sheet at June 30, 2002 reflects a new drilling account funded by Burns in the initial amount of $200,000 and a related liability for prepayment of well expenses. In addition, Burns has set aside an additional amount of $200,000 in a separate bank account currently under their control for funding additional drilling expenses as needed. The three planned wells will be drilled one at a time, commencing in late July of 2002. As of the date of this report, the drilling of the first of the three wells has begun. We do not have a requirement to participate in the cost of drilling these wells until the drilling appears to be successful. We plan to satisfy our liquidity needs, if any, for these projects from operating cash flow. The projected cost of our portion of this project, assuming that initial drilling efforts are successful, is approximately $100,000 per well.

         In addition to our drilling activities with Burns, we may consider limited drilling in other areas, however at this time no such activities are planned. All other expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures.

       Other than our drilling arrangement with Burns, we do not presently plan to make any voluntary capital expenditures during the fourth quarter of fiscal 2002. We expect that we will be able to generally maintain our current level of production during this period with only performing routine maintenance on our existing wells. Unless we find other sources of capital, any capital expenditures during the remainder of fiscal 2002 will be a function of and dependent upon available cash flow.

          A redetermination of the borrowing base under our credit facility was completed on August 6, 2002. Effective on August 1, 2002, our borrowing capacity was set at $9,200,000. As explained below, our current borrowings under the credit facility exceed our borrowing capacity and must reduce our outstanding debt. Since we do not have any available capacity under our credit facility, we are presently seeking other sources of capital to satisfy our liquidity and capital resource needs, such as the refinancing of our debt or equity investments. We cannot assure you that these sources of capital will be offered to us or will be available on acceptable terms. Future funding sources, to the extent required to finance discretionary expenditures, property acquisitions or to repay our credit facility once it reaches term, might include bank borrowings or the proceeds from private or public equity or debt financings.

         Based on our current predictions, we expect that our cash flow from operations will be sufficient to satisfy our lease operating expenses and general and administrative expenses during the remainder of fiscal 2002. Unless we are able to find alternate sources of capital financing, we cannot assure you that we will have adequate resources to meet our other liquidity needs.

          To reduce any adverse effect of a decline in our liquidity, we have entered into "costless collar" financial hedges representing approximately 40% of our projected production in barrels of oil equivalent through March 31, 2003 at an average floor price of $21.00 per Bbl and an average ceiling price of $25.00 per Bbl.

Credit Facility

          On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine our borrowing base in accordance with its semi-annual valuation of our reserves, less applicable automatic monthly borrowing base reductions of $80,000 from October 1, 2000 to February 1, 2001, $100,000 from March 1, 2001 through July 1, 2001, $125,000 from August 1, 2001 through April 1, 2002, $60,000 on May 1, 2002, June 1, 2002 and $880,000 on July 1, 2002.

          On August 6, 2002, we received a letter from our the bank stating that we were in default of several of the financial covenants in the credit facility, and that we failed to make a principal repayment of $820,000 that was due on July 1, 2002. Additionally, the bank notified us that our borrowing base has been reduced to $9,200,000 effective as of August 1, 2002. As a result, we have exceeded our borrowing capacity by $1,540,000, and must reduce our outstanding debt.

          All borrowings under the credit facility are secured by liens on substantially all of our assets. We are required to make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offered Rate ("LIBOR") plus 3% per annum or at the bank's prime rate of interest plus .5%. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. Additionally, we must pay a commitment fee of one-half of one percent (1/2%) per annum on any unutilized portion of our borrowing base, as well as commitment and other customary fees on any letters of credit issued under the facility. On June 30, 2002, the prime rate was 4.75% per annum and the LIBOR was 1.86% per annum.

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

           For the quarter ended June 30, 2002, we were in compliance with our interest expense covenant at 3.53 to 1. We would be in compliance at 1.40 to 1 on our current ratio, other than for the classification of our credit facility indebtedness as a current liability and the effects of our derivative instruments. Our actual current ratio at June 30, 2002 was 1.19 to 1, which is less than the required 1.25 to 1. Our net worth has improved to $1,349,000, $122,000 short of compliance with the required covenant. On August 6, we were notified that the bank has lowered our borrowing base to $9,200,000, which is $1,540,000 less than our outstanding borrowings. As a result of the breaches of our credit facility covenants, we are in default of the terms of the credit facility. Moreover, the bank has indicated that if we do not make a payment of $1,540,000 by September 5, 2002 to cure our borrowing base deficiency, they will declare that a default of the credit facility has occurred in this regard as well. Accordingly, the bank could accelerate our obligations and declare all of our borrowings due and payable. Alternatively, the bank could choose to foreclose on our properties. We have therefore classified all of our credit facility borrowings as current liabilities on our balance sheet for the three months ended June 30, 2002.

          In the past, the bank has granted certain waivers or made modifications to the above financial covenants, whether by separate letter agreement or in conjunction with amendments of the facility to reflect changes in the borrowing base. Waivers or modifications have been granted in connection with bank requirements for financial and operational reporting, minimum hedging requirements and minimum tangible net worth requirements. We requested that the bank grant a waiver of our non-compliance with the financial covenants of our credit facility for the quarter ended March 31, 2002, but the bank did not grant the requested waivers. We plan to request a waiver of our third quarter covenants after the borrowing base deficiency is eliminated.

          If the bank chooses to accelerate our credit facility, we would need to immediately find another source of capital financing. Without alternative financing, we could be forced to significantly curtail our operations and sell our properties to raise capital. These events could have a material adverse effect on our liquidity, revenues and results of operations. In such case, we might need to seek protection under applicable bankruptcy and insolvency laws.

          We cannot assure you that we will be able to comply in the near future with the ratio of earnings to interest expense covenant or other covenants of our credit facility under our current cost and debt structure. In an effort to re-establish full compliance with our credit facility covenants, we are currently taking measures to significantly reduce our general and administrative expenses and our lease operating expenses. Further, we plan to aggressively pursue equity investment opportunities during the fourth quarter of fiscal 2002. We would apply a portion of any proceeds that we receive from an equity offering to the reduction of the outstanding amount under our credit facility, and thereby reduce our interest expense. We are also exploring the option of replacing our present credit facility with a new secured credit facility.

          Principal amortization will be required during the term of the credit facility if the aggregate principal balance does not exceed the borrowing base then in effect. Generally, we must make a repayment of principal to eliminate the amount of any borrowing base deficiency within 30 days of the time that the bank notifies us of the deficiency. We made three partial principal repayments of $60,000 to the bank in May, June, and July 2002 to reduce the deficiency in our borrowing base. We are now required to make additional payments of $1,540,000 in the near future as a result of the recent monthly borrowing base reductions described above. If we are unable to make these repayments by September 5, 2002, the bank may choose to declare the entire amount of our borrowings due and payable or foreclose on or properties.

          The credit facility matures on June 1, 2003. Our next regular borrowing base redetermination was scheduled for June 1, 2002, and semi-annually thereafter. We were notified on August 6, 2002 of our reduction to $9,200,000. We cannot assure you that our current operations will result in increased collateral values or that these values will enable us to borrow any funds that we may need in the future.

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

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We disclosed these policies in "Part I- Item 2-Management's Discussion and Analysis or Plan of Operation-Critical Accounting Policies" of our Quarterly Report of Form 10-QSB for the quarter ended March 31, 2002, which was filed with the SEC on May 14, 2002. Our critical accounting policies have not changed since that time.

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

          On May 5, 2002, Mr. Montgomery granted us the option to purchase the properties at any time before August 9, 2002 for approximately $1 million plus any out-of-pocket expenses and as adjusted for net production during the period of ownership by Mr. Montgomery. We were not able to exercise this option due to liquidity and capital resource needs and therefore this option has expired.

PART II. OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities.

          As described in Part I-Item 2 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources-Credit Facility," we are not presently in compliance with the current ratio and tangible net worth covenants in our credit facility. As a result, we are currently in default under the credit facility and must reduce our outstanding borrowings. We may also default on our credit facility obligations if we fail to cure our borrowing base deficiency by September 5, 2002.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibit List

Exhibit No.	Description

3.1*	Certificate of Incorporation of Trek Resources, Inc.
3.2*	Amended and Restated Bylaws of Trek Resources, Inc.
4.1*	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)
4.2*	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)
10.1*	Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc.
10.2*	First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.
10.3*	Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.
10.4*	Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc.
10.5***	Fourth Amendment to Credit Agreement, dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank.
10.6**	Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co.
10.7*	Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation.
10.8*	2000 Trek Resources, Inc. Stock Option Plan
10.9*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000
10.10*	Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA
10.11 *	Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas
10.12*	Fixed Price Contract, dated August 1, 2000, by and between Trek Resources, Inc. and Torch Energy Marketing, Inc.
10.13*

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc.

10.14*	Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C.
10.15*	Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.
10.16*	Exchange Agreement, dated April 26, 2000, by and among McGowen Resources Company, Inc., James P. McGowen and Michael E. Montgomery
10.17****	Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery.
10.18	Letter Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (filed herewith).

*	Previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10-SB, filed on May 25, 2001, and incorporated herein by reference.
***	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on August 14, 2001, and incorporated herein by reference.
****	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on April 15, 2002, and incorporated herein by reference.

(b)	Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: August 14, 2002	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

EXHIBIT INDEX
Exhibit No.	Description

3.1*	Certificate of Incorporation of Trek Resources, Inc.
3.2*	Amended and Restated Bylaws of Trek Resources, Inc.
4.1*	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)
4.2*	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)
10.1*	Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc.
10.2*	First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc.
10.3*	Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc.
10.4*	Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc.
10.5***	Fourth Amendment to Credit Agreement, dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank.
10.6**	Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co.
10.7*	Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation.
10.8*	2000 Trek Resources, Inc. Stock Option Plan
10.9*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000
10.10*	Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA
10.11 *	Letter Agreement with BMNW Resources, LLC, dated January 1, 2001, regarding drilling of well in Rusk County, Texas
10.12*	Fixed Price Contract, dated August 1, 2000, by and between Trek Resources, Inc. and Torch Energy Marketing, Inc.
10.13*

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc.

10.14*	Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C.
10.15*	Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P.
10.16*	Exchange Agreement, dated April 26, 2000, by and among McGowen Resources Company, Inc., James P. McGowen and Michael E. Montgomery
10.17****	Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery.
10.18	Letter Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (filed herewith).

*	Previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference.
**	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our registration statement on Form 10-SB, filed on May 25, 2001, and incorporated herein by reference.
***	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on August 14, 2001, and incorporated herein by reference.
****	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on May 15, 2002, and incorporated herein by reference.