Form 10KSB
period 2002-09-30
TREK RESOURCES INC
filed 2002-12-26
CIK 1133932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 0-32491

TREK RESOURCES, INC.
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2416059 (I.R.S. Employer Identification No.)

4925 Greenville Avenue, Suite 955 Dallas, Texas (Address of principal executive offices)	75206 (Zip Code)

(214) 373-0318
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 Per Share
(Title of class)
______________________________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES  [X]        NO  [   ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

State the issuer's revenues for its most recent fiscal year. $5,511,960

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days  $1,022,985.

As of December 15, 2002, the issuer had 35,367,308 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, expected to be filed during January 2003, are incorporated by reference into Part III of this Form 10-KSB.

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	CONTROLS AND PROCEDURES

SIGNATURE PAGE

CERTIFICATION	51

APPENDIX A.	F-1

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        Trek Resources, Inc. is an independent energy company engaged in the exploration, development, exploitation, and acquisition of on-shore oil and natural gas properties in conventional producing areas of the United States. We originally incorporated our company in the State of Utah in 1983 under the name of Quasar-Tech, Inc. From 1983 until 1992, we engaged in various types of business activities, including the manufacture of oil and natural gas recovery equipment. In 1992, we concentrated our efforts in the production of oil and natural gas when McGowen Oil & Gas Company, Inc., a Texas corporation, merged with and into Quasar-Tech, at which point we changed our name to McGowen Resources Company, Inc. We continued operations under this name until June 2000, when we changed our name to Trek Resources, Inc. In February 2001, we merged with and into a wholly owned subsidiary in order to change our state of incorporation from Utah to Delaware. We conduct our primary operations in Oklahoma and Texas. To date, we have grown almost exclusively through the acquisition of producing properties and prospects. Our corporate offices are located in Dallas, Texas.

       At September 30, 2002, we owned proved reserves of approximately 10.4 Bcf of natural gas and 1,569 MBbls of oil aggregating to approximately 3,309.5 MBoe with a PV-10 of $27 million and a standardized measure, which is a PV-10 value that is adjusted to reflect the estimated effects of federal income taxes, of $21.2 million. At September 30, 2002, approximately 47% of our proved reserves were oil and 53% of our proved reserves were natural gas. At September 30, 2002, we had interests in 398 wells, including 328 wells (including injection wells) that we operate. Reserves that are classified as proved developed producing totaled 1,345 MBbls of oil and 7.8 Bcf of natural gas.

        We strive to enhance stockholder value by expanding our oil and natural gas reserves, raising production levels, and increasing cash flow. Our business strategy emphasizes refurbishing and improving the production potential of properties that already produce oil and natural gas, along with exploitation through development of non-producing and undeveloped reserves on existing properties. To implement this strategy, we have focused on acquiring properties that have multiple geological zones of oil and natural gas reserves that can be produced from shallow to medium depths. We attempt to maintain a balance of oil and natural gas prospects and reserves to limit the risks of price volatility.

        In the past we have financed our acquisitions of properties through bank borrowings. To date, drilling and workover activities have been financed by cash flow from operations. We participate in exploration on a limited basis as a partner with other oil and natural gas companies in order to reduce the risk inherent in these activities.

        We prefer to act as operator of the oil and natural gas properties and prospects in which we own an interest, although we do operate as a contract operator for approximately 16 wells for other owners. We presently operate approximately 82% of the oil and natural gas wells in which we have an interest.

Duties of the operator of an oil or natural gas property include:

- supervise production;
- maintain production records;
- contract with field personnel to oversee the general operations of the properties;
- perform other functions required for the production of oil and natural gas; and
- monitor performance, both operating and financial; strive to optimize cash flows derived from the properties.

Industry Language

        The oil and natural gas industry is characterized by the use of very precise specialized language. The following is a brief explanation of certain industry terms which we use in this annual report on Form 10-KSB. We believe this explanation will help you understand our operations, risks, and strategies. (Certain other technical terms are defined in a "Glossary" located at page 33)

        We use five different terms to describe the status of our oil and natural gas wells. A "development well" is a well drilled within a known oil and natural gas reservoir with the intention of installing permanent equipment to produce oil and natural gas. An "exploratory well" is a well drilled in an area not known to be an oil and natural gas reservoir. A "producing well" (also called a production well or a productive well) is a well that is currently producing oil or natural gas or that is capable of production. A "dry hole" is an exploratory or development well that is incapable of producing oil or natural gas in sufficient quantities to justify an economic completion of the well. Finally, a "completed well" refers to a well in which permanent equipment for oil and natural gas production has been installed, or in the case of a dry hole, reporting the abandonment of the well to the appropriate agency.

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

        When we describe the nature of our oil and natural gas properties, we use the terms developed and undeveloped acreage. "Developed acreage" are those acres assignable to producing wells. "Undeveloped acreage" are those acres on which wells have not been drilled or completed to a point that permits the production of commercial quantities of oil and natural gas. When we count the acres in which we own a working interest we use the terms "gross acres" and "net acres." A "gross acre" is an acre in which we own a right to drill, produce, and conduct operating activities on the property and to a share of the oil and natural gas production. A "net acre" exists when the sum of the fractional working interests in gross acres equals one. The total net acreage is the sum of the fractional working interests owned in gross acres expressed in whole numbers.

        When we describe our oil or natural gas reservoirs within current developed and undeveloped acreage we use the term "reserves." We obtain geological and engineering information which we use to estimate the amount of reserves contained in our developed and undeveloped acreage. These estimates are known as "proved reserves." We use four terms to describe our proved reserves. "Proved developed" reserves are proved reserves which may be recovered from known oil and natural gas reservoirs under existing economic and operating conditions. "Proved undeveloped" reserves are proved reserves which may be recovered from existing wells but would require a relatively large expense to develop or are proved reserves in current undeveloped acreage. "Proved-developed producing" reserves are those reserves which are expected to be produced from existing completion intervals now open for production in existing wells. "Proved developed non-producing" reserves are (1) those reserves expected to be produced from existing completion intervals in existing wells but due to pending pipeline connections, regulatory agency considerations, or other mechanical or contractual requirements hydrocarbon sales have not yet commenced, or have been interrupted, and (2) other non- producing reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected which are expected to be produced through these wells in the predictable future, where the cost of making such oil and gas available for production should be moderate compared to the cost of a new well.

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

        Some of the information in this annual report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The risk factors noted in this section provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

Risks Related to Our Business

We Have Incurred Losses in the Past

        We have an accumulated deficit of $6.6 million at September 30, 2002, which is the result of significant losses for the years ended September 30, 2002, September 30, 1999 and prior. We may incur net losses in the future, and these losses may be significant. Consequently, our liquidity has been reduced, which has made it more difficult for us to raise capital. Since our ability to raise capital has been impaired we may be unable to implement our current business strategy.

We Have a Significant Amount of Debt Which We May Be Unable to Repay

        As of September 30, 2002, we had a total of $10,740,000 of bank debt outstanding and our ratio of total indebtedness to total capitalization was 91%. Given a pro-forma effect to sales of our Series A preferred stock and a corresponding $1 million principal repayment under our credit facility on December 2, 2002, our total debt under our credit facility decreased to $9,620,000 and our current ratio of total indebtedness to capitalization would have been 77% on September 30, 2002. Our level of indebtedness may affect our operations in the following ways:

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

We May Need Additional Financing for Growth Which We May Be Unable to Obtain

        To grow our business, we will require additional capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. Our pursuit of additional capital may result in the incurrence of additional indebtedness. Moreover, we may conduct potentially dilutive issuances of additional equity securities in an effort to raise additional capital and meet the listing criteria of selected national securities markets. For example, we issued 100,000 shares of Series A preferred stock on December 2, 2002 that may be converted into approximately 14,285,714 shares of our stock. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

-	drilling costs;
-	completion costs;
-	workover costs;
-	transportation costs;
-	equipment costs;
-	marketing expenses;
-	staffing levels and competitive conditions; and
-	any purchases or dispositions of assets.

        Our failure to obtain any required additional financing may impede our ability to increase our oil and natural gas reserves. If we are unable to increase our level of reserves, our future cash flow and earnings may be significantly reduced.

Hedging Our Production May Cause Us to Forego Future Profits

        To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into hedging arrangements for a portion of our oil and natural gas production. The terms of our credit agreement required us to hedge 40% of our equivalent oil production, as forecasted by our lender. For the year ended September 30, 2002 we hedged approximately 36% of our equivalent production. Prior to September 1, 2000, we did not hedge any of our oil and natural gas production.

        For the year ended September 30, 2002 our earnings and cash flow were reduced by recording a loss in fair value of the derivatives of a total of $350,000, net of approximately $64,000 as a result of settlement gains arising under our existing hedge contracts. The fair value of our outstanding derivative contracts as of September 30, 2002 was a negative $286,000 and is included in current liabilities in our balance sheet.

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

We Are Subject to Third Party Credit Risks

        We sell our production to multiple purchasers, four of whom accounted for approximately 74% of fiscal 2002 sales. In addition, we currently use a single counterparty to conduct financial derivative transactions. We typically do not secure with collateral any of our credit positions with third parties. Accordingly, the failure of a party to make any payment due could materially adversely affect our revenue and liquidity. In addition, the failure of a counterparty on our financial derivative contracts could, if we were in a net credit position, have a material adverse effect on our balance sheet and income statement.

If We Are Unable to Compete Effectively Against Other Oil and Natural Gas Companies, We May Be Unable to Acquire New Properties at Attractive Prices or to Successfully Develop Our Properties

        We encounter strong competition from other oil and natural gas companies in acquiring properties and leases for the exploration, exploitation, and production of oil and natural gas. Many of our competitors have financial resources, staff, and facilities substantially greater than ours. Our competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit. As a result, we may not be able to buy properties at affordable prices or to successfully develop our properties. Our ability to explore, develop, and exploit oil and natural gas reserves and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

We May Encounter Marketing Risks

        Our future ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. With the exception of a few small gathering systems, we do not currently operate pipelines or transportation facilities, thus we are dependent on third parties to transport our products. Presently, the majority of our natural gas production is transported by the Shawnee gas gathering system owned by El Paso Merchant Energy, the Jameson gas gathering system owned by Mitchell Energy, various gas gathering systems owned by Duke Energy Field Services, and the Gilliland gas gathering system owned by Cantera Resources, Inc. If our access to these pipelines is terminated, our ability to sell our natural gas could be limited.

Our Properties are Geographically Concentrated

        Currently, our properties are located in Texas and Oklahoma. Because of this concentration, we will be impacted more adversely by regional events that increase our costs or level of competition, reduce availability of equipment or supplies, and reduce demand or limit production, than if we were geographically diversified.

We Are Highly Dependant on the Services of Michael E. Montgomery

        We are substantially dependent upon the skills of our President and Chief Executive Officer, Mr. Michael E. Montgomery. Mr. Montgomery has significant experience in acquiring oil and natural gas properties. We do not have an employment agreement with Mr. Montgomery nor do we maintain a "key-man" insurance policy for Mr. Montgomery. The loss of the services of Mr. Montgomery could have a material adverse impact upon our future growth, cash flow, and earnings.

Risks Related to the Oil and Natural Gas Industry

Our Revenue Depends on Oil and Natural Gas Prices Which Fluctuate

        Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are also beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

-	the level of domestic production;
-	the availability of imported oil and natural gas;
-	actions taken by foreign oil and natural gas producing nations;
-	the availability of transportation systems with adequate capacity;
-	the availability of competitive fuels;
-	fluctuating and seasonal demand for natural gas;
-	conservation and the extent of governmental regulation of production;
-	weather;
-	foreign and domestic government relations;
-	the price of domestic and imported oil and natural gas; and
-	the overall economic environment

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

We May Be Unable to Acquire or Develop Additional Reserves

        Our future success as an oil and natural gas producer, as is generally the case in the industry, depends upon our ability to find, develop, or acquire additional oil and natural gas reserves that are profitable. Factors which may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. We cannot assure you that we will be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves. If we are unable to increase or otherwise extend the life of our oil and natural gas reserves, our cash flow will eventually decline.

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

Our Estimates of Oil and Natural Gas Reserves Involve Inherent Uncertainty

        Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves. This annual report contains an estimate of our proved oil and natural gas reserves and the estimated future net cash flows and revenue generated by the proved oil and natural gas reserves. These estimates are based upon reports of our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "SEC"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. These reports should not be construed as the current market value of our estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, these estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors.

We Are Exposed to Operating Hazards and Uninsured Risks

Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

-	fire, explosions, and blowouts;
-	pipe failure;
-	abnormally pressured formations; and
-	environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine, or well fluids into the environment (including groundwater contamination).

These events may cause us substantial losses resulting from:

-	injury or loss of life;
-	severe damage to or destruction of property, natural resources and equipment;
-	pollution or other environmental damage;
-	clean-up responsibilities;
-	regulatory investigation; and
-	penalties and suspension of operations.

In accordance with customary industry practice, we maintain general commercial liability insurance, as well as limited insurance for well control expenses, costs of re-drilling or restoring damaged wells, and environmental pollution liability. We cannot assure you that our insurance will be adequate to cover these losses or liabilities. Further, we cannot predict the continued availability of insurance, or availability of insurance at commercially acceptable premium levels. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events may have a material adverse effect on our future financial condition, earnings, and cash flow.

        From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to reduced or terminated production. These curtailments may last from a few days to several months, or longer.

We May Not Identify All Acquisition Risks

        Generally, it is not feasible for us to review in detail every individual property involved in an acquisition. Our business strategy includes focused acquisitions of producing oil and natural gas properties. Any future acquisitions will require an assessment of recoverable reserves, future oil, and natural gas prices, operating costs, potential environmental and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher-valued properties. We have conducted a preliminary "Phase I" environmental assessment, which consists of visual inspections of properties, a review of applicable records and discussions with relevant personnel, for active producing properties that constitute approximately 53% of our producing reserve base. However, even a detailed review of these properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect every well. Potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we do inspect a well. Even if we identify problems, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. We cannot assure you that newly acquired oil and natural gas properties will be successfully integrated into our operations or will achieve desired profitability.

Our Secondary Recovery Projects Require Significant Capital Expenditures and May Not Be Commercially Successful

        We face the risk that we will spend a significant amount of money on secondary recovery operations, such as waterflooding projects, without any increase in production. Although waterflooding requires significant capital expenditures, the total amount of reserves that can be recovered though waterflooding is uncertain. In addition, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result from the injection. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity, permeability, and heterogeneity of the formation, the technique used and the location of injection wells.

We May Be Required to Write Down The Carrying Value of Our Proved Properties Under Accounting Rules And These Write-Downs Could Adversely Affect Our Balance Sheet

There is a risk that we will be required to write-down the carrying value of our oil and natural gas properties when oil and natural gas prices are low. In addition, write-downs may occur if we have:

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

Risks Related to Ownership of Our Common Stock

There is a Limited Market for Our Common Stock

        Our common stock trades on the over-the-counter market and is quoted on the over-the-counter bulleting board ("OTCBB") maintained by the National Association of Securities Dealers. Prior to October 2, 2001, our common stock was quoted in "pink sheets" published by the National Quotation Bureau. Additionally, although prices for our common stock market are quoted on the OTCBB, the market for our common stock is very small. According to information supplied by the OTCBB on November 30, 2002, there are eight institutions that act as "market makers" and buy and sell shares of our common stock as orders are placed. Specifically, these market makers are William V. Frankel & Co., Jersey City, New Jersey, Hill Thompson Magid & Co., Jersey City, New Jersey, M.H. Meyerson & Co., Inc., Jersey City, New Jersey, Knight Securities, Inc., Jersey City, New Jersey, Paragon Capital Markets, Boca Raton, Florida, Wilson-Davis & Co., Inc., Scottsdale, Arizona and Wien Securities Corp., Jersey City, New Jersey, and Schwab Capital Markets, L.P., Jersey City, New Jersey. We cannot assure you that these or other market makers will continue to actively deal in our common stock. If we are unable to locate a market maker, the liquidity of shares of our common stock would be severely limited. Often, there will be no trading in our common stock at all. We cannot assure you that our investors will be able to sell shares of our common stock at prices and times that are desirable.

Our Stock Price May Be Volatile Due to Small Public Float

        The number of shares of our common stock held by the public is relatively small. Therefore, the market price for our common stock varies significantly and may be volatile depending on news announcements, industry conditions, and general market trends. The sale of a substantial number of shares of the common stock in a short period of time may adversely affect the market price of the common stock.

We Do Not Pay Dividends

        We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our common stock is not a suitable investment for persons requiring current income.

Transactions in Common Stock Are Subject to Penny Stock Trading Rules

        Rules 15g-1 through 15g-100 promulgated by the SEC under the Securities Exchange Act of 1934 provide various limitations on transactions involving "penny stocks." Penny stocks are defined as equity securities that do not meet specific requirements listed in Rule 3a51-1, also promulgated by the SEC under the Exchange Act. Previously, we were exempt from the penny stock rules by virtue of Rule 3a51-1(g), which excludes the equity securities of issuers that have been in continuous operations for three years and have over $2,000,000 of net tangible assets. Net tangible assets are defined as total assets less intangible assets and liabilities. On September 30, 2002, our net assets were less than $2,000,000. As a result, brokers and dealers that effectuate a trade in our common stock must comply with the penny stock rules unless the transaction is of a type that is exempted from these rules, such as transactions with established customers or "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933. Specifically, penny stock rules require brokers and dealers to furnish their customers with the information set forth in Schedule 15G published by the SEC. Schedule 15G contains information concerning the general risks associated with penny stocks, including a description of the broker or dealer's compensation in the transaction, a discussion of the difference between bid and ask prices and the general liquidity of the security being sold. Brokers and dealers must obtain a manually signed acknowledgment of the receipt of this information from their customers. These additional sale requirements may result in a reduced trading volume and trading price for our common stock, which could restrict the ability of our stockholders to sell shares of our common stock.

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

A Disposition of a Significant Number of Shares of Our Common Stock by Michael E. Montgomery Could Result in a Change of Control of Our Company

        As detailed in "Security Ownership of Certain Beneficial Owners and Management" below, over 58% of our common stock is owned of record by Michael E. Montgomery. Mr. Montgomery also owns 50,000 shares of our Series A preferred stock, which may be converted into over 7,000,000 additional shares of our common stock. If these shares of Series A preferred stock were converted by Mr. Montgomery, he could own up to 65% of our common stock. The shares owned by Mr. Montgomery represent more than the majority of our outstanding shares of common stock. Therefore, any event that results in a significant disposition or transfer of these shares, such as the death of Mr. Montgomery, could also cause a change of control of our company.

Business Strategy

We intend to foster our growth as an independent oil and natural gas company by implementing the following business strategies:

-

Financial Growth. We plan to achieve asset, revenue, and cash flow growth, and increase the value of our stock, as a result of the acquisition and further development of producing oil and natural gas properties.

-

Acquire and Enhance Producing Oil and Natural Gas Properties. We plan to take advantage of opportunities that currently exist in the United States to acquire producing oil and natural gas properties. We continue to focus our acquisition activities onshore in Texas, and Oklahoma in order to complement our existing properties and operations; however, we plan to review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets. We prefer to acquire properties with production from shallow to medium depths, which offer lower geologic and mechanical risk of operations. We believe that numerous opportunities exist to acquire additional energy assets and to enhance the value of these assets through improved operating practices and by aggressively developing reserve potential. For a discussion of the financing alternatives for these activities, please see "Part II - Item 6 - Management's Discussion and Analysis and Plan Operations - Our Liquidity and Capital Resources."

-

Emphasize Exploitation and Development Activities. We plan to exploit existing oil and natural gas properties and to conduct development evaluation and drilling on our existing and future oil and natural gas properties. We intend to concentrate on enhancement opportunities such as infill drilling, recompletions, secondary recovery projects, repairs, and equipment changes. We may participate, from time to time, in a limited number of exploratory wells.

-

Technology. We plan to increase exploitation efforts, focusing on established geological trends where we can employ geological, geophysical, and engineering expertise. We are considering the application of 3-D seismic technologies to evaluate potential areas of development. Further, we may implement horizontal drilling technologies, which generally involve the continuation of traditional vertical wellbores in horizontal directions in an effort to increase the amount of oil and natural gas that is ultimately recovered.

-

Marketability of Our Stock. We intend to solicit additional equity infusions from current stockholders and new investors to increase our market capitalization and net tangible assets. We hope that the successful implementation of our growth and acquisition strategy will continue to increase the equity of our stockholders to the point where our common stock will become eligible for trading on a more established national trading market.

Developments Since September 30, 2002

We Issued Shares of Series A Preferred Stock

        On December 2, 2002, we entered into a stock purchase agreement with Michael E. Montgomery and Faye C. Briggs for the purchase of 100,000 shares of our Series A convertible preferred stock for a total purchase price of $1,000,000, or $10.00 per share. On that same day, we sold 50,000 shares of Series A preferred stock to Mr. Montgomery and 50,000 shares of Series A preferred stock to Ms. Briggs in accordance with the terms of the stock purchase agreement. Mr. Montgomery is our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, and also serves as a member of our board of directors. Ms. Briggs is Mr. Montgomery's mother. We used the proceeds from this sale to reduce the outstanding balance of our credit facility with Compass Bank.

        Each share of Series A preferred stock may be converted into the number of shares of our common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.07. This conversion right may be exercised at the option of the holder. Additionally, holders of our Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before we may pay dividends to holders of our common stock. We may choose to pay this dividend in cash or by issuing additional shares of our common stock. Holders of our Series A preferred stock are entitled to a liquidation preference of $10.00 per share and participate in voting on all matters submitted to our holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the share of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

Developments During Fiscal 2002

We Participated in the Drilling of Three Wells

        On June 1, 2002, we reached an agreement with P. C. Burns Oil Producers, Inc. ("Burns") to commence a three-well drilling program. The wells were drilled on our properties in King and Cottle Counties, Texas during July and August of 2002. We chose not to complete two of these wells, as we determined that they were not capable of producing oil or natural gas in commercially feasible quantities. The third well was successful, and was completed during September of 2002. Production for this well during the month of October 2002 averaged approximately 500 Mcf of natural gas per day.

        The drilling costs of all three wells were paid entirely by Burns. In exchange, we assigned Burns 48% of our working interest in these wells. We did pay our portion of the completion costs of the third well, which was approximately $60,000.

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

We Changed our State of Incorporation from Utah to Delaware

        We were originally incorporated in 1983 as a Utah corporation. However, our current management and board of directors believe that it is more desirable to continue our operations as a Delaware corporation. Delaware is the traditional choice of incorporation for a significant number of business enterprises and we believe that our choice of Delaware as our state of incorporation is consistent with the implementation of our growth strategy. We believe that the institutional investors, investment bankers, and other financial intermediaries that typically arrange capital funding prefer the companies in which they invest to be incorporated in Delaware. Thus, we believe that our status as a Delaware corporation will enhance our access to capital markets. Additionally, Delaware courts have provided a sufficient amount of guidance in corporate governance matters, which fosters our ability to attract and retain qualified individuals to serve on our board of directors.

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

Developments During Fiscal 2000

New Management Acquired a Controlling Interest in Us.

        In May 2000, we issued 1,000,000 shares of our common stock to Michael E. Montgomery in exchange for oil and natural gas properties located throughout Texas, Oklahoma, and New Mexico. At the time of the acquisition, the acquired properties were estimated by our internal petroleum engineer to contain net proved reserves of 3,400 Bbls of oil and 96 MMcf of natural gas. Based on these reserve estimates, we estimated the value of these properties to be approximately $200,000. The number of shares issued to Mr. Montgomery in this transaction was based on a $.20 per share market price for our common stock at the time of the transaction. The shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

        Simultaneously, Mr. Montgomery purchased 1,666,666 shares of our previously outstanding voting preferred stock in a private transaction from James P. McGowen, our then President, and Chairman of the Board. In connection with this exchange, Mr. McGowen granted a proxy to Mr. Montgomery to vote 2,374,428 shares of our common stock and 1,288,085 shares of our previously outstanding preferred stock owned by Mr. McGowen. As a result, Mr. Montgomery acquired the right to vote a majority of our voting securities, and our board of directors named Mr. Montgomery as our President and Chairman of the Board effective May 15, 2000.

        At the same time, we also transferred to Mr. McGowen various oil and natural gas interests that were estimated to have a market value of $16,000, based upon a reserve study prepared by our internal petroleum engineer, a vehicle with an estimated market value of $33,000, $55,000 in cash and 250 acres of undeveloped oil and natural gas properties. Further, we also transferred selected items of office furniture, equipment, and supplies with an estimated market value of $5,700 to Mr. McGowen. The various assets transferred to Mr. McGowen had an aggregate value of $110,000. In exchange, Mr. McGowen agreed to assume certain liabilities of $13,000 related to these assets, as well as selected lease obligations for our prior office space and office equipment. Additionally, Mr. McGowen agreed to cancel a debt of $160,000 that we owed him under a deferred compensation arrangement. Mr. McGowen, who served as our president from 1992 until the appointment of Mr. Montgomery, continued to serve as a member of our board of directors until August 2002.

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

-

In May 2000, we acquired oil and natural gas properties located in Oklahoma, Texas, and New Mexico from Michael E. Montgomery, representing 18 outside operated wells, in exchange for 1,000,000 shares of our common stock. Based on net proved reserve estimates at the time of the acquisition of 3.4 MBbls of oil and 96 MMcf of natural gas, we valued these properties at approximately $200,000. The effective date of this acquisition was May 1, 2000.

-

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

Our Exploitation and Development Activities

        We made exploitation and development expenditures of $139,000, $1,576,000, and $727,000 during the fiscal years ended September 30, 2000, 2001 and 2002, respectively. We made net acquisition expenditures of $5.8 million, $1.7 million and $120,000 during the fiscal years ended September 30, 2000, 2001 and 2002, respectively. Our ability to continue to fund our exploitation and development activities depends upon cash flow and our ability to secure the necessary financing for these activities.

        On June 1, 2002, we reached an agreement with P. C. Burns Oil Producers, Inc. ("Burns") to commence a three-well drilling program. The wells were drilled on our properties in King and Cottle Counties, Texas during July and August of 2002. We chose not to complete two of these wells, as we determined that they were not capable of producing oil or natural gas in commercially feasible quantities. The third well was successful, and was completed during September of 2002. Production for this well during the month of October 2002 averaged approximately 500 Mcf of natural gas per day.

        The drilling costs of all three wells were paid entirely by Burns. In exchange, we assigned Burns 48% of our working interest in these wells. We did pay our portion of the completion costs of the third well, which was approximately $60,000.

        During fiscal 2002 we continued our exploitation program by re-completing the Messall #27-1 well in the Pazoureck reservoir located in the Farnsworth Unit Area in Ochiltree County, Texas in order to develop our proved developed non-producing reserves in this area. At year-end this well was waiting on fracture stimulation.

        During the fourth quarter of fiscal 2001, we plugged and abandoned the unsuccessful TXL No. 4 well which was drilled and abandoned at a cost of $210,000. This well was drilled in June 2001 in an attempt to define an extension to the Mary Neal Cisco Sand Field in Nolan County, Texas.

        We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures.

Exploration Activities

        We began drilling the Watts Johnson No. 2 exploratory well in Rusk County, Texas during the fourth quarter of fiscal 2001. We completed drilling this well in the first quarter of 2002 at an estimated total cost to us of $280,000. We determined that it was not economically feasible for us to complete the well, and therefore we sold the well to a third party in its current condition for net proceeds of $7,900.

        We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures.

Our Operating Activities

        As of September 30, 2002, we were the operator of 328 gross (317 net) wells, which represented approximately 82% of the gross wells and 99% of the net wells in which we had an interest on that date. This number does not include the 16 wells that we operate on a contract basis and have no interest in. The remainder of the wells in which we had an interest on September 30, 2002 are operated by third party operators. The wells that we currently operate are located in Texas and Oklahoma. Although we elect to operate and manage most of our properties and drilling activities, our wells are drilled by independent drilling contractors.

Our Oil and Natural Gas Properties

The following table sets forth the fields in which we have significant oil and natural gas properties, and information as of September 30, 2002, with respect to each of the fields.

	Wells		Proved Reserves		Percentage of PV-10 Total Proved Reserves[1]	Fiscal Year Ended September 30, 2002 Net Production
	Gross	Net	Oil (MBbls)	Gas (MMcf)		Oil (Bbls)	Gas (Mcf)
AWP Field McMullen County, Texas	39	39	606	1,833	26%	38	119
Farnsworth Unit Area Ochiltree County, Texas	105	100	534	418	18.5%	62	73
North Pioneer Unit Area Eastland County, Texas	133	133	129	246	4%	35	20
Providence and Prudence Fields King and Cottle Counties, Texas	17	15	13	1,482	7.2%	3	166
Other	104	34	287	6,463	44.3%	9	382
Total	398	321	1,569	10,442	100.0	147	760

[1] Estimated PV-10 proved reserves cashflows include oil, natural gas, and NGLs.

AWP Field
McMullen County, Texas

        The AWP Field produces oil and natural gas from the Olmos sand at a depth of approximately 9,500 feet. There are over 500 active producing wells in the AWP Field. We assumed operation of 39 wells in the AWP Field on July 1, 2000. Only 33 of our 39 wells in the AWP Field are currently active and producing. The wells were originally completed as flowing wells and most have now been equipped with pumping units for artificial lift. The natural gas produced is compressed to a sales line at 1,100 psi. Our interest in the AWP Field includes approximately 2,621 gross (2,621 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2002, these properties were estimated to have net reserves of 606 MBbls of oil, and 1,833 MMcf of natural gas. The PV-10 of these properties was $7.1 million as of September 30, 2002. We own a 100% working interest in all but two of our 39 wells in the AWP Field.

Farnsworth Unit Area
Ochiltree County, Texas

        The Farnsworth Unit is a waterflood unit producing primarily oil in the Morrow sand at a depth of approximately 7,800 feet. A discovery well was drilled in the 1950s, and the area was organized as a unit in 1961. Water injection began in 1962, and the Farnsworth Unit currently consists of 63 producing wells and 39 water injection wells. Of these wells, 45 producing wells and 9 injection wells remain active. Only a small portion of the original unit remains productive. On August 2, 2000, we became the operator of this unit. These properties include approximately 13,314 gross (12,430 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2002, the Farnsworth Unit and associated non-unit producing wells were estimated to have net reserves of 534 MBbls of oil and 418 MMcf of natural gas. The PV-10 for these reserves was $5 million at September 30, 2002. We own a 96% working interest and 82% net revenue position in the Farnsworth Unit.

        During fiscal 2002 we continued our exploitation program by re-completing the Messall #27-1 well in the Pazoureck reservoir in order to develop the proved developed non-producing reserves in this area. At year-end this well was waiting on fracture stimulation. There were five workovers of Farnsworth unit wells during fiscal 2002 to increase production, reduce operation costs, and perform critical repairs.

        In fiscal 2003 we plan to continue geological and engineering reviews of other productive horizons in the Farnsworth Unit Area and evaluate the possibility of adding more natural gas and oil production.

North Pioneer Unit Area
Eastland County, Texas

        The North Pioneer Unit is a mature waterflood unit formed in the early 1980s that primarily produces oil from the Caddo sand at a depth of approximately 2,500 feet. We have a 100% working interest and 83% net revenue interest in the unit. Further, we own and operate several wells in the area that are outside the unit boundaries. As of September 30, 2002, the North Pioneer Unit and adjacent producing properties were estimated to have net reserves of 129 MBbls of oil and 246 MMCF of gas. The PV-10 for these reserves was $1.1 million as of September 30, 2002. Any expenditures are at our discretion.

Providence and Prudence Field Area
King and Cottle Counties, Texas

        The Providence and Prudence Field area, which is located in King and Cottle Counties, Texas, produces natural gas and condensate oil from the Atoka sand at a depth of approximately 6,100 feet. In fiscal 2001, we acquired 6,139 gross and 5,852 net developed acres and no undeveloped acres in 16 operated wells. We own a 100% working interest in 11 of these wells and began acquiring additional working interest in the other four wells during the first quarter of fiscal 2002. According to the reserve report prepared by LaRoche Petroleum Consultants Ltd., as of September 30, 2002, our estimated net reserves in the Providence and Prudence Fields were 13 MBbls of oil and 1,380 MMcf of natural gas. The PV-10 of these properties was estimated to be $1.9 million as of September 30, 2002.

        In fiscal 2002, we drilled three development wells in the Providence and Prudence Field area, one of which was successful. The Gibson #4A was completed on September 13, 2002 with an absolute flow potential of 1,270 Mcf per day. The other two wells drilled, the Gibson 1A and Gibson #7A, were not in our judgment capable of producing oil or natural gas in commercially feasible quantities and were plugged in the fourth quarter of fiscal 2002. See also "Part I-Item 1.Description of Business Developments During Fiscal 2002"

        Other activities during fiscal 2002 in this area included the plugging of the Gibson #1 well, which had no booked reserve value. We completed two well workovers to increase production, and the compression and gathering systems were reconfigured to increase gas sales and reduce operating costs.

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

Our Oil and Natural Gas Reserves

        On September 30, 2002, our oil and natural gas reserves included direct interests in 398 wells in the states of Texas and Oklahoma, including 328 wells that we operate. In addition, we operate 16 wells on a contract basis in which we have no interest.

        The following tables summarize information regarding our estimated proved oil and natural gas reserves as of September 30, 2001 and 2002. All of these reserves are located in the United States. The estimates relating to our proved oil and natural gas reserves and future net revenues of oil and natural gas reserves included in this annual report are based upon reports prepared by LaRoche Petroleum Consultants, Ltd. In accordance with guidelines of the SEC, the estimates of future net cash flows from proved reserves and their PV-10 are made using oil and natural gas sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

	September 30,
	2001	2002
Natural Gas (per Mcf)	$ 2.07	$ 3.76
Oil (per Bbl)	$ 22.34	$ 30.45

        Reserve estimates are imprecise and may be expected to change, as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth herein will ultimately be produced. The discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and natural gas properties, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

The following tables set forth our proved reserves of oil and natural gas and the PV-10 thereof for the fiscal years ended September 30, 2001 and 2002.

Proved Oil and Natural Gas Reserves
	September 30,
	2001	2002
Natural gas reserves (MMCF):
Proved Developed Reserves	10,826	10,162
Proved Undeveloped Reserves	0	280
Total Proved Reserves of natural gas	10,826	10,442
Oil reserves (MBbl):
Proved Developed Reserves	1,739	1,486
Proved Undeveloped Reserves	0	83
Total Proved Reserves of oil	1,739	1,569
Total Proved Reserves (MBoe)	3,543	3,309

PV-10 of Proved Reserves (In Thousands)
	September 30,
	2001	2002
PV-10
Proved Developed Reserves	$ 15,230	$ 25,644
Proved Undeveloped Reserves	0	1,434
Total PV-10	15,230	27,078
Total standardized measure	$ 11,980	$ 21,174

        Except for the effect of changes in oil and natural gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our reserves since September 30, 2002.

        For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see note 14 of the notes to financial statements included in this annual report on Form 10-KSB.

We Have Not Reported Reserves to Other Agencies

As of September 30, 2002, our estimates of oil and natural gas reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

Our Production

        The following table summarizes for the periods indicated, our revenues, net production of oil and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

	Fiscal Year Ended September 30,
	2000	2001	2002
Sales:
Oil:
Revenue	$1,327,091	$3,857,677	$ 3,347,119
Production sold (Bbls)	45,888	149,355	147,227
Average sales price per Bbl	$28.92	$25.83	$22.73
Natural Gas:
Revenue	$1,539,390	$3,147,622	$2,164,844
Production sold (Mcf)	453,840	676,249	760,339
Average sales price per Mcf	$3.39	$4.65	$2.85
Costs and Expenses:
Production costs per Boe	$8.91	$9.47	$8.88
Depreciation, depletion and amortization per Boe	$2.50	$3.12	$3.78

        Oil and natural gas revenues for the fiscal year ended September 30, 2002 decreased 21% over the prior fiscal year. This was mainly caused by lower oil and natural gas prices offset by higher natural gas volumes. Our average sales price per Bbl decreased to $22.73, or 11%, and our average sales price per Mcf of natural gas decreased to $2.85, or 39%, from our prices for the fiscal year ended September 30, 2001.

        The production information we reported in the preceding table only includes our share of the oil and natural gas produced after payment of royalties, if any. Oil production for the fiscal year 2002 totaled 147 MBbls, a slight decrease from the prior year at 149 MBbls. Natural gas production was 84 MMcf higher in 2002 reflecting a full year of production from the King and Cottle County properties purchased in the third quarter of fiscal 2001. On a Boe basis our total production for the fiscal year ended September 30, 2002 increased 12 MBoe from the same period ended September 30, 2001.

        Production costs per Boe of $8.88 for the year ended September 30, 2002 excludes approximately $900,000 for non-recurring major repairs and workover expenditures. Production costs per Boe for the year ended September 30, 2001 of $9.47 excludes approximately $1,028,000 for repairs and workover expenditures.

        Depletion on oil and gas properties for the year-end September 30, 2002 was $219,000 greater than the amount incurred during the year ended September 30, 2001. This was due to acquisitions in the second half of fiscal 2001 resulting in increased overall sales volumes and consequently a higher depletable base.

Our Interest in Productive Wells

        The following table sets forth our interest in productive wells (producing wells and temporarily shut-in wells) on September 30, 2002. The number of total gross oil and natural gas wells excludes any multiple completions

	Gross Wells			Net Wells
	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	7	78	85	6	21	27
Texas	148	31	179	146	20	166
Total	155	109	264	152	41	193

Our Drilling Activities

        We concentrate on lower risk, development-type properties by drilling to reservoirs from which production is, or was, being obtained. The number and type of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well and the estimated recoverable reserves attributable to each well. Expenditures for drilling and completion of wells are entirely at our discretion. The following table summarizes our approximate net and gross interest in the development wells drilled during the years indicated and refers to the number of wells (holes) completed at any time during the year, regardless of when drilling was initiated:

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended September 2000	---	---	---	---	---	---
Year ended September 2001	1	1	2.005		1.000	1.005
Year ended September 2002	1	2	3.500		1.000	1.500

The development drilling activities referenced in the above tables were conducted in Texas.

        On June 1, 2002, we reached an agreement with P. C. Burns Oil Producers, Inc. ("Burns") to commence a three-well drilling program. The wells were drilled on our properties in King and Cottle Counties, Texas during July and August of 2002. We chose not to complete two of these wells, as we determined that they were not capable of producing oil or natural gas in commercially feasible quantities. The third well was successful, and was completed during September of 2002. Production for this well during the month of October 2002 averaged approximately 500 Mcf of natural gas per day.

        The drilling costs of all three wells were paid entirely by Burns. In exchange, we assigned Burns 48% of our working interest in these wells. We did pay our portion of the completion costs of the third well, which was approximately $60,000.

        During fiscal 2002 we continued our exploitation program by re-completing the Messall #27-1 well in the Pazoureck reservoir in order to develop the PDNP reserves. At year-end this well was waiting on fracture stimulation. Thus it is not included on the above chart of completed development wells.

        We also drilled one gross (.4 net) exploratory well that was completed in fiscal 2002. We began drilling the Watts Johnson No. 2 well in Rusk County, Texas during the fourth quarter of fiscal 2001. We finished drilling this well in the first quarter of 2002 at a net cost of $280,000. We determined that it was not economically feasible for us to complete the well, and sold the well to a third party in its current condition for net proceeds of approximately $7,900. Except as disclosed in the footnote to the Development Well Table above, we did not participate in the drilling of any exploratory wells during fiscal 2000 as 2001.

        We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures.

Our Interest in Developed and Undeveloped Acreage

The following table sets forth our interest in developed and undeveloped acreage on September 30, 2002.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Oklahoma	33,170	9,565	0	0
Texas	26,280	24,248	600	524
Other	0	0	0	0
Total	59,450	33,813	600	524

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

        In fiscal years ended September 30, 2002 and September 30, 2001, we had no material sales of producing properties. In the fiscal year ended September 30, 2000, we sold our interest in 2 groups of producing oil and natural gas properties in Vermillion Parish, Louisiana, and Jasper County, Texas for a total of approximately $1 million after adjustments.

Our Products, Markets, and Revenues

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

        Oil prices have been subject to significant fluctuations over the past several decades. More specifically, the average monthly price for WTI as quoted on NYMEX in recent years has ranged from a low of $11.99 per Bbl in February 1999 to a high of $33.76 per Bbl in September 2000. The average price for WTI quoted on NYMEX for November 2002 was $26.29 per Bbl. Levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the U.S. market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. For example, average monthly NYMEX prices for natural gas ranged from a low of $1.76 per MMbtu in February 1999 to a high of $8.67 per MMbtu in December 2000. The average NYMEX price for natural gas for November 2002 was $4.059 per MMbtu. These frequent changes in the market price make it impossible for us to predict natural gas price movements with any certainty.

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

The following table sets forth the amount of our oil sales, natural gas sales and the percent of these sales to total oil and natural gas revenues for the periods indicated (in thousands):

				Percent of Sales to Total Oil and Natural Gas Revenues
Period Ended	Oil Sales	Natural Gas Sales	Total Oil and Natural Gas Sales	Oil	Gas
Year ended September 30, 2000	$1,327	$1,539	$2,866	46%	54%
Year ended September 30, 2001	$3,858	$3,147	$7,005	55%	45%
Year ended September 30, 2002	$3,347	$2,165	$5,512	61%	39%

Our Current Delivery Commitments

We are not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

Our Principal Customers

        During the fiscal year ended September 30, 2002 we sold oil and natural gas to approximately 35 separate purchasers. Our largest purchasers during fiscal 2002 were Plains Marketing, L.P., Eastex Crude Company, Sonoco, Inc., and Duke Energy Field Services, who accounted for 28%, 16%, 16%, and 14% of our respective total revenues during fiscal 2002. Sales to three separate oil and natural gas purchasers, Plains Marketing, L.P., Duke Energy Field Services, and Teco Gas Processing Company, accounted for 57%, 19%, and 9% of our respective total revenues for the fiscal 2001. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area. We believe we would be able, under current economic circumstances, to contract with other purchasers for our oil and natural gas production if we were to lose any one of our oil and natural gas purchasers.

We Encounter Strong Competition

        The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases and they may pay more to evaluate, bid for, and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

        We are also affected by competition for drilling rigs and the availability of related equipment. The oil and natural gas industry may experience shortages of drilling rigs, equipment, pipe, and personnel. We are unable to predict how long current market conditions will continue, or its direct effect on our development and exploitation program.

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

General

        From time to time political developments and federal and state laws and regulations affect our operations in varying degrees. Changes in price controls, taxes and other laws and regulations affect our oil and natural gas production, operations, and economics.

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

        Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for the cleanup of pollution.

        Under OPA and CWA, our release of oil and hazardous substances in harmful quantities into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the (1) costs of remediating a release, (2) administrative and civil penalties or criminal fines, (3) OPA -specified damages such as loss of use, and for natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without guard to fault, although there may be some limitation on liability under OPA if there is no finding of willful negligence or misconduct related to the release. The CWA also may impose permitting obligations for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil in harmful quantities.

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

        RCRA and comparable state and local programs impose requirements on the management, including treatment, storage, and disposal, of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

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

Our Employees

        As of September 30, 2002, we employed six (6) full-time employees and no part-time employees. All of our employees are engaged in administrative activities. As customary in the oil and gas industry, we engage multiple independent contractors to conduct our local field operations. Additionally, as of September 30, 2002, we had arrangements with approximately two (2) persons to provide office and administrative support on a contract basis. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Our Executive Officers

        Michael E. Montgomery. Mr. Montgomery has been our President, Chief Executive Officer, and Chairman of the Board since May 15, 2000. Mr. Montgomery has served as a member of our board of directors since June 15, 2000. Mr. Montgomery was also appointed as our Chief Financial Officer during November 2001. Mr. Montgomery has over 15 years of experience in the energy industry with extensive involvement in the operations and acquisitions areas. Since its inception in 1987, Mr. Montgomery has served as the President of Montgomery Petroleum, Inc., an independent oil, and gas company that he founded, and also served from June 1998 to October 2000 as the Managing General Partner of MBOE Oil and Gas Limited Partnership, a private oil and natural gas enterprise. Additionally, Mr. Montgomery has also served as the president of Montgomery Development, Inc. since 1997. Mr. Montgomery has extensive experience in the commercial banking industry and served as a director of Bent Tree National Bank from 1994 until 1996. Mr. Montgomery holds a Bachelor of Arts degree in finance from Southern Methodist University and dedicates approximately 90% of his time during normal business hours to our business.

        Thomas A. Rubis. Mr. Rubis was appointed as Vice President-Operations in October 2000. Mr. Rubis has over 20 years of experience in the energy industry. From 1982-1989, he was employed by the United States division of PanCanadian Petroleum Company. From 1989 until 1992, Mr. Rubis was employed as an Area Engineer with COHO Resources, Inc., and until 1995, as Production Manager for National Energy Group, Inc. Since 1996, Mr. Rubis has operated a private petroleum company, Rubis Oil, Inc., which concentrates its operations in Central and East Texas. Mr. Rubis holds a Bachelor of Science degree in Petroleum Engineering from the University of Wyoming and dedicates substantially all of his efforts during normal business hours to our business.

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

"Mmbtu" One million British thermal units.

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

        "standardized measure." The standardized measure is an estimate of future net reserves from a property, and is calculated in the same exact same fashion as a PV-10 value, except that the projected revenue stream is adjusted to account for the estimated amount of federal income tax that must be paid.

"WTI." West Texas Intermediate Crude Oil.

ITEM 2. PROPERTIES

General

        We lease approximately 3,300 square feet of office space in Dallas, Texas, for our corporate offices. The lease expires May 31, 2003, requires a monthly rental payment of approximately $5,000, and may be canceled upon 30 days notice. We consider this space adequate for our present needs.

Other

        We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production, and drilling activity in Item 1 beginning on page 1 of this annual report on Form 10-KSB. For a description of the nature of our legal interest in these properties, see "Part 1 - Item 1 - Description of Business - Title to Our Properties."

ITEM 3. LEGAL PROCEEDINGS

        As of September 30, 2002, we were not involved in any legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last three months of the fiscal year ended September 30, 2002, we did not submit any matter to a vote by our stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Our Common Stock

        Our common stock is currently traded on the over-the-counter market under the symbol "TKRD". Effective October 2, 2001, our common stock became eligible for quotation on the OTCBB. Previously, our common stock was quoted in the "pink sheets" published by the National Quotation Bureau. The trading in our common stock is extremely limited. The following table sets forth the quarterly high and low bid prices from October 1, 2001 through September 30, 2002, based upon quotations periodically published by the OTCBB. All price quotations represent prices between dealers, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

	High	Low
Year ended September 30, 2001
First Quarter	$.26	$.11
Second Quarter	$.43	$.15
Third Quarter	$.20	$.14
Fourth Quarter	$.34	$.10

Year ended September 30, 2002
First Quarter	$.15	$.06
Second Quarter	$.11	$.04
Third Quarter	$.05	$.03
Fourth Quarter	$.11	$.03

The bid price for our common stock was $0.06 on December 16, 2002.

Our Stockholders

        According to the records of our transfer agent, there were approximately 469 holders of record of our common stock on September 30, 2002 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Recent Sales of Unregistered Securities.

        During the year ended September 30, 2002, we did not engage in any sales of unregistered securities. However, on December 2, 2002, we sold 100,000 shares of our Series A convertible preferred stock to Michael E. Montgomery and Faye C. Briggs for an aggregate purchase price of $1,000,000, or $10.00 per share. Mr. Montgomery, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, purchased 50,000 shares of these newly issued shares of Series A preferred stock. Ms. Briggs, who is Mr. Montgomery's mother, purchased the remaining 50,000 shares.

        Each share of Series A preferred stock may be converted into the number of shares of our common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.07. This conversion right may be exercised at the option of the holder. Additionally, holders of our Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before we may pay dividends to holders of our common stock. We may choose to pay this dividend in cash or by issuing additional shares of our common stock. Holders of our Series A preferred stock are entitled to a liquidation preference of $10.00 per share and participate in voting on all matters submitted to our holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the share of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

        We applied the proceeds received from this sale of Series A preferred stock to reduce the principal amount of debt outstanding under our credit facility with Compass Bank. This sale of Series A preferred stock was conducted in accordance with the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 504 promulgated by the SEC pursuant to such provision of the Securities Act, as the sale only involved two offerees, did not involve a general solicitation or public offering, and involved an aggregate offering price of $1,000,000 or less.

Our Dividend Policy

        We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our credit facility currently prohibits us from paying dividends on our common stock. Moreover, all accrued but unpaid dividends owed to holders of our Series A Preferred stock must be paid before we can pay dividends on our common stock. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in our credit facility, business conditions, our financial condition and other factors that our board of directors deems relevant

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Results of Operations

Comparison of the Year Ended September 30, 2001 and 2002

        Net loss for the year ending September 30, 2002 was $898,000 or $0.025 per share, compared to net income of $743,000, or $0.02 per diluted share for the prior year. Our results of operations for fiscal 2002 were unfavorably impacted by lower oil and natural gas prices during the first half of the fiscal year as well as the unrealized losses on derivatives and higher depletion costs. Offsetting those effects were:

-	higher gas volumes;
-	lower general and administrative expenses,
-	lower lease operating expenses, and
-	lower interest expense.

Revenues

        Oil and natural gas sales were down $1.5 million to $5.5 million in fiscal 2002, compared to $7.0 million in fiscal 2001. This difference reflects a $1.8 million decrease due to lower prices for both oil and natural gas, offset in part by an increase in natural gas volumes. Weighted average annual prices were $22.73 per Bbl of oil and $2.85 per Mcf of natural gas during fiscal 2002, compared to $25.83 per Bbl and $4.65 per Mcf in 2001.

        We sold 147 MBbls of oil during fiscal 2002, versus 149 MBbls in the prior fiscal year. Corresponding natural gas sales were 760 MMCF in fiscal 2002 and 676 MMCF in fiscal 2001. The increase in natural gas sales volume was substantially due to acquisitions during the third quarter of fiscal 2001. The decrease in our oil sales volume is a result of the natural production decline of our oil.

Costs and Expenses

        Our lease operating expenses for the year ended September 30, 2002 amounted to $3.3 million, a $200,000 decrease from the $3.5 million of expenses incurred during fiscal 2001. The decrease was primarily due to acquisitions in 2001 that required workover expenditures to be higher than normal for fiscal 2001. Based on our current projections, we expect workover expenditures to decline during fiscal 2003. Direct lease operating expense per Boe, excluding major repairs and workovers, was $8.88 during fiscal 2002, compared to $9.47 in 2001.

        Our general and administrative expenses for the year ending September 30, 2002 were $1.1 million, a $200,000 decrease from the $1.3 million of expenses incurred during fiscal 2001. This decrease primarily resulted from cost saving measures and our corresponding decrease in corporate staff. Also contributing to this difference were higher than expected fees in fiscal 2001 associated with the completion of financial audits for 1999 and 2000 and new reserve studies for those two years. Additionally, we incurred legal and other professional fees associated with our preparation and filing of a registration statement on Form 10-SB with the SEC in March 2001, which was amended and re-filed in May, July and August, 2001. During fiscal 2002 these non-recurring costs were eliminated.

        Depreciation, depletion, and amortization totaled $1,077,000 for the year ended September 30, 2002, an increase of $243,000 from the $834,000 of expense reported during fiscal 2001. Our increase in depreciation, depletion, and amortization resulted from the effect of acquisitions during the second half of fiscal 2001, and the resulting increases in both natural gas sales volumes and depletable cost.

Other Income and Expenses

We incurred $564,000 of interest expense during the fiscal year ended September 30, 2002, a decrease of $210,000 from the $774,000 of interest expended during fiscal 2001. The decrease stems from lower average interest rates partly offset by a higher outstanding principal balance. We had outstanding borrowings of $10.7 million under our credit facility as of September 30, 2002, compared to $ 10.5 million at September 30, 2001.

        Other income during fiscal 2002 also included an unrealized loss resulting from the decrease in fair value of derivative instruments. The loss was offset in part by settlement gains arising from derivative transactions during fiscal 2002. On September 30, 2002, outstanding derivatives had an aggregate negative fair value of $276,000. This decrease in value of $350,000 from 2001 to 2002, less settlement gains of $64,000 incurred during fiscal 2002, was reported as a component of other expense in our statement of operations. Subsequent to our adoption of SFAS No. 133, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. See "Hedging Activities" below.

Our Liquidity and Capital Resources

General

        On September 30, 2002, we had a negative working capital of $10.7 million, compared to a positive $244,000 of working capital at September 30, 2001. This dramatic change resulted from the reclassification of our bank debt from a long term to a current liability, reflecting a June 1, 2003 maturity. Without this re-classification, our current assets and liabilities were approximately equal at year-end 2002.

        Capital expenditures of $967,000 during fiscal 2002 were funded by net borrowings of $180,000 and cash flow from operating activities. Capital expenditures of $3.3 million during fiscal 2001 were primarily funded by net borrowings of $1.5 million and cash flow from operating activities.

        During the first quarter of fiscal 2002 we completed the drilling of the Watts-Johnson #2 exploratory well in Rusk County, Texas, and determined it to be unsuccessful. Our 43% share of the drilling and completion costs totaled approximately $280,000. We also began a re-completion of a well in the Farnsworth unit in Ochiltree County, Texas during fiscal 2002 and have incurred related costs as of the date of this report of approximately $135,000.

        In the fourth quarter of the fiscal 2002, we drilled three new wells in Cottle County, Texas in partnership with PC Burns Oil Producers, Inc. Our agreement with PC Burns was to share in the completion costs for the wells if they were determined to justify moving past the drilling stage. PC Burns was initially responsible for the drilling costs. One of these three wells was deemed successful, and was completed and producing primarily natural gas by September 30, 2002. Our share of the cost of completing this well was $60,000.

        We are currently looking at the feasibility of limited drilling in other areas, however at this time no such activities are planned. Expenditures for drilling and workover activities, as well as all other capital expenditures, are entirely at our discretion. We have no present commitments or obligations to make such expenditures during fiscal 2003, and have not formulated a formal capital expenditure budget. We anticipate that any fiscal 2003 capital expenditures, other than property acquisitions, will be funded solely by any available cash flow from operations.

        Since our acquisitions of properties are opportunistic and discretionary in nature, we have no established budget for property acquisitions in fiscal 2003. Any property additions during fiscal 2003 are expected to be funded by cash flow from operations. We do not have any present commitments to acquire additional properties, but expect to continue our evaluation of potential acquisition opportunities that have acceptable terms and that present us with the potential for growth. During 2002 no additional oil and gas properties were acquired, however approximately $129,000 was spent to increase our interest in existing properties.

        Future funding sources, to the extent required to finance discretionary expenditures, property acquisitions or to repay our credit facility during fiscal 2003 might include bank borrowings, the proceeds from private or public equity or debt financings or the sale of some of our oil and natural gas properties.

Deferred Income Taxes

No NOLs will be utilized in the current year, due to an estimated net loss for income tax purposes.

Credit Facility

        On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million. Subject to borrowing base limitations it allows us to borrow available funds on a revolving basis. In the past, the banks evaluated our borrowing base semi-annually, but since the facility matures on June 1, 2003, no additional re-evaluation is expected. However, the bank has sole discretion to re-determine our borrowing base at their discretion.

        Our fiscal 2002 borrowing capacity under the credit facility was very limited. We do not expect to have any additional borrowing capacity under our present credit facility during fiscal 2003. During fiscal 2002 we borrowed a total of $400,000 under our credit facility and made repayments of $180,000. On September 30, 2002, we had an outstanding balance of $10.7 million and no borrowing capacity. On December 2, 2002, our borrowing capacity was reduced to $9,620,000 in connection with a borrowing base revaluation that was completed in November 2002, and we promptly made a $1,000,000 principal repayment to reduce our borrowings in accordance with this limitation. All borrowings under the credit facility are secured by liens on substantially all of our assets.

        Previously, the terms of our credit facility included provisions that automatically reduced the amount of our borrowing capacity every month. During fiscal 2002, these borrowing base reductions typically resulted in our need to make a repayment of principal, as we did not have sufficient borrowing capacity at the time of each reduction. We were not always able to make these principal payments as required during the year ended September 30, 2002. As a result, we entered into a forbearance agreement with the bank on October 10, 2002 that was amended on December 2, 2002. In accordance with the amended forbearance agreement, we made a principal repayment of $1,000,000 on December 2, 2002. Additionally, we agreed to make monthly principal repayments of $60,000 per month beginning on January 1, 2003 through the maturity of the credit facility on June 1, 2003. In exchange, the bank agreed, among other things, not to require any other principal repayments until the maturity date in connection with any further reduction in our borrowing base.

        As a result of the amendment to the forbearance agreement, we must now make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offer Rate ("LIBOR") plus 4% per annum or at the bank's prime rate of interest plus 1.5%. However, if we do not make the monthly principal repayments required by the forbearance agreement, the rate of interest will increase to the bank's prime rate plus 5%. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. On September 30, 2002, the prime rate was 4.75% per annum and LIBOR was 1.8% per annum. On December 11, 2002, the prime rate was 4.25% per annum and LIBOR was 1.4% per annum.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities may not be less than 1.25 to 1.0 at any time;

-

our tangible net worth must be at least equal to the sum of (a) $1.1 million, (b) 50% of any net income for fiscal years ending after September 30, 2002 and (c) 100% of any proceeds that we receive from equity issuances or other types of capital contributions after September 30, 2002; and

-	our quarterly ratio of earnings (before interest, taxes, depreciation, depletion, amortization and other non-cash items) to interest expense may not be less than 3.0 to 1.0.

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

        We were not in compliance with the covenants described above as of September 30, 2002. As part of the forbearance agreement executed with Compass Bank, the bank agreed to waive non-compliance with these covenants on or before September 30, 2002. However, we must comply with these covenants from September 30, 2002 until the maturity of the credit facility on June 1, 2003. While we cannot assure you that we will be able to comply with these or other covenants in our credit facility in the future, we believe that adjustments to our cost structure combined with recent increases in the prices for oil and natural gas will enable us to satisfy these covenants and make the monthly principal repayments required by the forbearance agreement for the remaining term of the credit facility. The credit facility contains a number of other covenants affecting our liquidity and capital resources, including restrictions on our ability to incur indebtedness or to pledge assets outside of the credit facility.

        The credit facility matures on June 1, 2003, at which time we must repay the bank all amounts outstanding under the credit facility. If we are unable to obtain financing to repay the credit facility upon maturity, the bank may foreclose on our oil and natural gas properties. During the fiscal 2003, we plan to seek other sources of debt or equity financing to replace our present credit facility and to provide additional liquidity.

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

        In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. As of December 2, 2002, we had no borrowing capacity on our existing credit facility. Any capital expenditures must be financed by cash flow from operations until we are able to obtain a new credit facility or equity infusion that provides sufficient liquidity for these types of expenditures. We cannot anticipate the terms of future other capital sources, and they may not be available on terms that are favorable or acceptable to us. If we are unable to secure additional financing, we cannot guarantee you that we will have sufficient resources to meet our liquidity needs in the future.

Effect of Inflation and Changing Prices on Our Business

        It is difficult for us to assess the impact of inflation on our business. During fiscal 2001, we generally experienced a decline in the prices we received for our oil and natural gas production. During the second half of fiscal 2002, we experienced an increase in the prices we received for our oil and natural gas production, but they have not returned to the same levels experienced in first quarter of fiscal 2001. We cannot anticipate whether inflation will remain at its present level. However, a sudden increase in inflation and/or an increase in our operating costs or drilling costs coupled with a reduction in oil or natural gas prices could have an adverse effect on our operations.

Other Contingencies

Terrorist Attacks

        On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In response, the United States commenced military action in Afghanistan during October 2001. Further, the United States has recently indicated that it might take military action in Iraq. These developments have caused instability in the world's financial and insurance market and have lead to increased volatility in prices for crude oil and natural gas. Insurance premiums charged for some or all of the coverages we have historically maintained could increase materially, or the coverages could be unavailable in the future. These developments could have an adverse effect on our business and on our share price.

Contractual Commitments

        The following table sets forth our contractual and commercial commitments as of September 30, 2002 and the timing of the payments that are required by us in connection with these commitments. We have no contractual commitments other than those to be performed within the current fiscal year.

Contractual Obligations	Total	Less than 1 year
Long-Term Debt	10,740,000	10,740,000
Capital Lease Obligations	-0-	-0-
Operating Leases (*)	70,690	70,690
Unconditional Purchase Obligations	-0-	-0-
Other Long-Term Obligations	-0-	-0-
Total Contractual Cash Obligations	10,810,690	10,810,690

* These operating leases consist of a lease agreement for office space to expire May 2003 and a lease purchase contract on a submersible down hole pump through May 2003.

Hedging Activities

The following table sets forth the "costless" collar derivatives in place as of December 15, 2002:

Date Executed	Term From To		Type	Bbls / Mmbtu	Volume Per Day	Floor Price	Ceiling Price
3/21/02	11/1/02	12/31/02	Costless Collar	Bbls	200	21.50	25.50
3/21/02	11/1/02	12/31/02	Costless Collar	MMbtu	1000	3.21	4.11
3/21/02	1/1/03	3/31/03	Costless Collar	Bbls	200	21.00	25.15
3/21/02	1/1/03	3/31/03	Costless Collar	MMbtu	1,000	3.32	4.27

        Under these arrangements, monthly settlement amounts for oil are calculated based on the difference between the agreed upon fixed prices and the average NYMEX closing prices for WTI each business day during the monthly period. For natural gas, the settlement price is set the last trading day of the month prior to the effective date. Payments to or from each financial counter party are due approximately five days after each settlement date. These instruments are secured by a $360,000 irrevocable standby letter of credit.

        We do not engage in speculative trading of derivative instruments. We may enter into additional hedging arrangements in the future to comply with lender requirements and to limit the risk of market and industry fluctuations. Depending on the difference between actual prices for oil and natural gas and the hedged prices in our hedging arrangements, we may have to make payments under these contracts in the future, which may limit the benefit we would otherwise receive from increases in oil and natural gas prices.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including selected derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. . At the time we applied SFAS No. 133, we elected not to designate our derivative contracts as hedges. Accordingly, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

        At September 30, 2002, the value of our derivatives was a negative $286,000 which represented a current liability on our balance sheet at that date. We reported a net loss of $286,000 in our statement of operations for the fiscal year ended September 30, 2002. This loss resulted from the decrease in the value of our derivatives of $350,000, net of $64,000 of settlement gains incurred during the current year.

Related Party Transactions

        We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill or are billed for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the fiscal year ended September 30, 2002, we were billed $98,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $ 48,000 for the services that we provided during the year ended September 30, 2002. Accordingly, we made a net payment of $ 50,000 in fiscal 2002 for these items.

        On December 2, 2002, we sold 50,000 shares of our Series A preferred stock to Mr. Montgomery for $500,000. At the same time, we sold an additional 50,000 shares of our Series A preferred stock to Faye C. Briggs for $500,000. Ms. Briggs is Mr. Montgomery's mother. The shares of Series A preferred stock purchased are convertible into shares of our common stock at the option of the holder. The number of shares of our common stock that are issuable upon conversion of a share of Series A preferred stock is equal to the stated value of a share of Series A preferred stock ($10.00) divided by the applicable conversion price. The conversion price is initially $.07 per share, but may be proportionally adjusted to reflect the effects of stock splits, stock dividends, and similar types of transactions. Holders of Series A preferred stock are entitled to a preferential liquidation payment of $10.00 per share before we may make payments to holders of our common stock in the event of a liquidation. Additionally, holders of Series A preferred stock vote along with holders of our common stock for the election of directors and all other matters submitted for stockholder approval. We used the proceeds from the sale of our Series A preferred stock to Mr. Montgomery and Ms. Briggs to reduce the outstanding principal amount under our credit facility.

        In March 2002, we were approached regarding the possible acquisition of oil and natural gas properties located in King and Lipscomb Counties, Texas and Beaver, Dewey, Major, Pottawatomie Counties, Oklahoma, from David H. Arrington Oil & Gas, Inc. for approximately $1 million in cash. We did not have the capital resources needed to purchase these properties. Therefore, independent members of our board of directors approved the assignment of the opportunity to purchase the properties to Mr. Montgomery in exchange for an option to purchase the properties from him at any time within 120 days from the date of his purchase of the properties. Mr. Montgomery completed the acquisition of the properties on April 11, 2002. On May 5, 2002, Mr. Montgomery granted us the option to purchase the properties at any time before August 9, 2002 for approximately $1 million plus any out-of-pocket expenses and as adjusted for net production during the period of ownership by Mr. Montgomery. We were not able to exercise this option due to liquidity and capital resource constraints and therefore this option has expired.

Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to our proved reserve estimates, impairment assessments, deferred tax asset valuations, and our choice of accounting method.

        We prepared our consolidated financial statements for inclusion in this report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure application of GAAP.

Proved reserve estimates

Estimates of our proved reserves are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

-	the quality and quantity of available data;
-	the interpretation of that data;
-	the accuracy of various mandated economic assumptions; and
-	the judgment of the persons preparing the estimate.

        Our proved reserve information is based on estimates prepared by our independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing, and production after the date of an estimate may justify material revisions to the estimate.

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

        We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation, and development costs. Once incurred, costs are recorded in the full cost pool or in unevaluated properties. Unevaluated property costs are not subject to depletion. We review our unevaluated costs on an ongoing basis, and we generally expect these costs to be evaluated in one to three years and transferred to the full cost pool during that time. We had no unevaluated costs at September 30, 2002 and 2001.

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

ITEM 7. FINANCIAL STATEMENTS

For the financial information required by Item 7, see the financial statements included as Appendix A to this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our board of directors dismissed the accounting firm of Ernst & Young LLP effective as of August 12, 2002. Simultaneously our board of directors approved the engagement of Hein & Associates, LLP as our independent auditor. This change in auditors was primarily made in connection with cost reduction initiatives, and was approved by our board of directors and our audit committee.

        The audit reports of Ernst & Young LLP did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. We did not have any disputes with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter in their reports.

        A copy of the disclosure made in response to this item has been provided to Ernst & Young LLP. Their response, indicating agreement with these statements, is attached as an exhibit to our Current Report on Form 8-K that was filed with the SEC on August 14, 2002.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Certain Relationships Between the Company and Directors, Officers or Stockholders," and "Directors and Executive Officers" of our definitive proxy statement for our 2003 annual meeting of stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2003.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this item is set forth under the caption "Executive Compensation" of our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is set forth under the caption "Stockholders" of our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is set forth under the captions "Certain Relationships Between the Company and Directors, Officers or Stockholders" of our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
3.3	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).
4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).
4.2	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above).
4.3	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.3 above).
4.4

Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.1

Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.2

First Amendment to Credit Agreement dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.3

Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.4

Third Amendment to Credit Agreement dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.5

Fourth Amendment to Credit Agreement dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2001, and incorporated herein by reference).

10.6	Forbearance Agreement dated October 10, 2002, by and between Trek Resources, Inc. and Compass Bank (filed herewith).
10.7	Amendment to Forbearance Agreement dated December 2, 2002, by and between Trek Resources, Inc. and Compass Bank (filed herewith).
10.8

Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.9

Agreement and Plan of Merger dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.10	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
10.11	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
10.12

Master Agreement dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.13

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.14

Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.15

Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.16

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.17

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.18

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.19	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.4 above).
23.1	Consent of Ernst & Young LLP, independent accountants (filed herewith).
23.2	Consent of Hein & Associates LLP, independent accountants (filed herewith).
23.3	Consent of La Roche Petroleum Consultants, Ltd., independent petroleum engineers (filed herewith).

Upon reasonable advance request and payment of a $5 processing fee per exhibit, we will provide copies of any of the exhibits listed above that are not included with this annual report to any of our stockholders of record. Stockholders may request copies of these exhibits by writing to Susan Nelson, Trek Resources, Inc., 4925 Greenville Avenue, Suite 955, Dallas, Texas 75206.

(B) Reports on Form 8-K

None.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and he has concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls.

        We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES INC.

Date: December 23, 2002	By: /s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2002	By: /s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board and Director

Date: December 23, 2002	By: /s/ Dewain V. Hill
Director

Date: December 23, 2002	By: /s/ Harold H. Ginsburg
Director

Date: December 23, 2002	By: /s/ Kenneth R. Smith
Director

CERTIFICATION

I, Michael E. Montgomery, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Trek Resources, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

APPENDIX A

FINANCIAL STATEMENTS

APPENDIX "A"
FINANCIAL STATEMENTS
Trek Resources, Inc.

INDEX TO FINANCIAL STATEMENTS

Contents

Independent Auditor's Report

The Board of Directors and Stockholders
Trek Resources, Inc.

We have audited the accompanying balance sheet of Trek Resources, Inc. as of September 30, 2002 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trek Resources, Inc. as of September 30, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein + Associates, LLP
Hein + Associates, LLP
Dallas, Texas
November 11, 2002 except for Notes 4 and 15 as to which the date is December 2, 2002

F-2

Independent Auditor's Report

The Board of Directors and Stockholders
Trek Resources, Inc.

We have audited the accompanying statement of operations, stockholders' equity, and cash flows for the year then ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trek Resources, Inc. as of September 30, 2001 and the results of its operations and its cash flows for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Ernst & Young, LLP
Dallas, Texas
November 16, 2001

F-3

Trek Resources, Inc.

Balance Sheets

September 30,
2002
Assets
Current assets:
Cash and cash equivalents	$ 490,741
Accounts receivable, net of allowance of $10,382 and $76,645	764,660
Accounts receivable related parties	22,580
Derivatives	-
Other	56,783
Total current assets	1,334,764

Property and equipment at cost:
Oil and gas properties, full cost method of accounting	17,079,857
Other	138,432
17,218,289
Less accumulated depreciation and depletion	5,359,999
Net property and equipment	11,858,290

Other assets	102,626
Total assets	$ 13,295,680

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 669,828
Accrued liabilities	391,437
Current portion of long-term debt	10,740,000
Drilling advances	2,027
Derivatives	276,387
Total current liabilities	12,079,679

Long-term debt	-

Commitments and contingencies (Note 13)	-

Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 Shares authorized; 35,367,308 shares issued at September 30, 2002 and 2001	353,673
Additional paid-in capital	7,462,407
Accumulated deficit	(6,600,079)
Total stockholders' equity	1,216,001
Total liabilities and stockholders' equity	$ 13,295,680

See accompanying notes.

F-4

Trek Resources, Inc.

Statements of Operations

	Years ended September 30
	2002	2001

Revenues - oil and gas sales	$5,511,960	$7,005,299

Costs and expenses:
Lease operating expenses	3,320,988	3,509,380
General and administrative	1,160,984	1,269,614
Depreciation, depletion, and amortization	1,076,948	834,262
Total costs and expenses	5,558,920	5,613,256
Income (loss) from operations	(46,960)	1,392,043

Other income (expense):
Interest expense	(563,975)	(773,911)
Interest and dividend income	8,718	36,818
Gain (loss) in fair value of derivatives, net	(285,924)	43,483
Other	(10,146)	45,037
Total other income (expense)	(851,327)	(648,573)
Net income (loss)	$ (898,287)	$ 743,470

Weighted average common shares outstanding	35,367,308	29,946,517

Net income (loss) per share:
Basic and Diluted	$ (.025)	$ .02

See accompanying notes.

F-5

Trek Resources, Inc.

Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumu- lated	Compre- hensive Income	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Stock	Total
Balance at September 30, 2000:	3,149,360	31,493	16,478,648	164,786	7,667,687	(6,445,262)	-	(47,886)	1,370,818
Effect of adopting SFAS 133:
Cumulative effect	-	-	-	-	-	-	(227,800)	-	(227,800)
Less current period amortization	-	-	-	-	-	-	227,800	-	227,800
Reincorporation and merger	(3,148,110)	(31,481)	18,888,660	188,887	(205,292)	-	-	47,886	-
Cancellation of preferred stock	(1,250)	(12)	-	-	12	-	-	-	-
Net Income	-	-	-	-	-	743,470	743,470	-	743,470
Comprehensive income							743,470
Balance at September 30, 2001	-	-	35,367,308	353,673	7,462,407	(5,701,792)	-	-	2,114,288
Net Loss	-	-	-	-	-	(898,287)	(898,287)	-	(898,287)
Comprehensive income							(898,287)
Balance at September 30, 2002	-	$ -	35,367,308	$ 353,673	$ 7,462,407	$(6,600,079)	$ -	$ -	$1,216,001

See accompanying notes.

F-6

Trek Resources, Inc.
Statements of Cash Flows
Years ended September 30, 2002 and 2001

	2002	2001
Operating Activities
Net income (loss)	$(898,287)	$ 743,470
Adjustments to reconcile to net cash provided by operating activities:	-	-
Depreciation, depletion and amortization	1,076,948	834,262
Change in fair value of derivatives	349,804	(73,418)
Cumulative effect of adoption, SFAS No. 133	-	(227,800)
Amortization of cumulative effect of adoption, SFAS No. 133	-	227,800
Amortization of deferred financing costs	28,341	21,011
Changes in working capital:
Decrease (increase) in accounts receivable	(110,740)	518,272
Increase in accounts payable	29,950	84,936
Increase (decrease) in accrued liabilities	(38,151)	40,347
Increase (decrease) in payable to related party	-	(40,000)
Increase in drilling advances	(70,758)	72,785
Other	21,843	(51,029)
Net cash provided by operating activities	388,950	2,150,636
Investing Activities
Additions and purchases of oil and gas properties	(967,391)	(3,251,528)
Sale of oil and gas properties	73,681	6,304
Additions to other property and equipment	(38,457)	(81,410)
Increase in certificates of deposit	-	(1,791)
Decrease (increase) in security deposits	-	3,597
Net cash used by investing activities	(932,167)	(3,324,828)
Financing Activities
Proceeds from long-term borrowings, net of
Deferred financing costs	396,000	2,065,027
Proceeds from (repayments of) short-term borrowing	(37,820)	37,820
Retirement of long-term debt	(180,000)	(620,000)
Related party borrowings	-	(30,000)
Net cash provided by financing activities	178,180	1,452,847

Net change in cash and cash equivalents	(365,037)	278,655
Cash and cash equivalents at beginning of year	855,778	577,123
Cash and cash equivalents at end of year	$ 490,741	$ 855,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$563,965	$773,911

F-7

Trek Resources, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

General

Trek Resources, Inc. (the "Company"), is a Dallas-based domestic oil and gas acquisition, exploration, and production company with oil and gas assets principally in Texas and Oklahoma. The Company operates approximately 345 oil and gas wells.

History

Effective May 1, 2000, the Company issued 1,000,000 shares of common stock for oil and gas properties pursuant to an exchange agreement involving the Company, its then President and majority shareholder, James P. McGowen, and the Company's current President, Michael E. Montgomery. The agreement also provided for the transfer of cash, oil and gas properties, and other assets to Mr. McGowen in exchange for his assumption of an outstanding lease and a related party obligation in the amount of $160,000. It was further agreed that the Company's name would be changed, and that Mr. McGowen would resign as President and Chairman of the Board of Directors and grant a voting proxy to Mr. Montgomery, who succeeded him in these offices. The name change was to "Trek Resources, Inc." in July 2000. Mr. McGowen continued to serve as a member of the Company's Board of Directors until August 2002 at which time sold his remaining shares to Mr. Montgomery and resigned from the Trek Board.

Basis of Accounting and Revenue Recognition

It is the Company's policy to prepare its financial statements using the accrual method of accounting in accordance with generally accepted accounting principles. Receipts are recorded as revenue during the period in which they are earned and expenses are recognized during the period in which the related liability is incurred.

Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves; the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at September 30, 2002 and 2001.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, which at September 30, 2002 and 2001 were comprised of various bank operating accounts and a daily swept money fund account. Such investments are stated at cost, which approximates market value.

Income Per Common Share

Basic income applicable to common stock is based on the weighted average number of shares of common stock outstanding. Diluted income per common share assumes the conversion of all securities that are exercisable or convertible into common shares that would have a dilutive effect during the period.

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

Risk Management and Recent Accounting Pronouncement

Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil ("WTI") traded on the New York Mercantile Exchange ("NYMEX"). Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. Settlement gains or losses on financial market transactions are shown net as a component of gains (losses) in fair value of derivatives in the accompanying statements of operations for September 30, 2002 and 2001.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2000. SFAS No. 133 has established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company. At the date the Company initially adopted SFAS 133, it elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income or loss in the period during which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

Use of Estimates in Preparing Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above mat affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

Recently Issued Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than October 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company is in the process of estimating the effect this statement will have on its financial position, results of operations, or cash flows.

On October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for the Company beginning October 1, 2002 and, generally, are to be applied prospectively. At this time, the Company does not believe this statement will have a material impact on its financial position, results of operations, or cash flows, except that certain properties the Company disposes of may be reported in discontinued operations following their disposition.

Statement 146, Accounting for Exit or Disposal Activities (SFAS No.146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted for in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." SFAS No. 146 will be effective in January 2003. The Company is currently assessing the impact of SFAS No. 146.

2. Liquidity

As reflected in the accompanying financial statements, the Company incurred a net loss in the current year and has negative working capital. The Company has been able to obtain a forebearance agreement on its existing debt, and raised $1,000,000 in private equity subsequent to year-end. While there is no guarantee the Company will be successful, management believes that with current trents in commodity prices and improving financial performance, they will be able to refinance this current debt facility with their current lender or an alternative lender. In addition, the Company is undergoing a cost reduction effort in an attempt to reduce operating expenses and improve profitability. The Company believes these efforts, if successful, along with positive trends in oil and gas commodity pricing, will enable it to continue operations as a going concern.

3. Property and Equipment

Acquisitions and Dispositions

During fiscal 2002 no new properties were acquired, however additional interest was purchased in several existing properties. A total of $129,000 was paid to acquire this additional interest, which was funded by operations. In the third quarter of fiscal 2001, the Company acquired oil and gas properties in Texas for $1,471,000. Of this amount, $1,400,000 was financed by drawdowns from the Company's bank credit facility.

Other Property and Equipment

At September 30, 2002 and 2001, other property and equipment consisted of the following:

	2002	2001
Automobiles & Equipment	$ 29,022	$ -
Office equipment	69,805	69,156
Leasehold improvements	39,605	30,819
	138,432	99,975
Less accumulated depreciation	58,406	17,278
Net other property and equipment	$ 80,026	$ 82,697

4. Long-Term Debt

Under the original terms of its bank credit facility (the "Facility"), the Company could borrow up to $25,000,000 through June 1, 2003. Borrowings under the Facility were limited to a borrowing base that was periodically reviewed and adjusted by the bank in accordance with the bank's estimate of reserve values. At the Company's discretion, outstanding borrowings under the Facility currently bear interest at the bank's prime rate plus 1.5%, or the London Inter-Bank Office Rate ("LIBOR") plus 4%. At September 30, 2002, the bank's prime rate was 4.75%, and the LIBOR rate was 1.8%. The weighted average interest rates for the years ended September 30, 2002, and 2001, were 5% and 8.15%, respectively. In fiscal 2002, interest expense totaled $535,000 compared to $753,000 for the previous fiscal year.

The Facility is collateralized by substantially all of the Company's oil and gas properties. Outstanding borrowings under the Facility at September 30, 2002 and 2001 were $10,740,000 and $10,520,000, respectively. Current maturities under the facility were $10,740,000 and $270,000 at September 30, 2002 and 2001, respectively.

The Facility contains certain financial and operational covenants which require the Company to maintain a quarterly minimum current ratio, interest coverage, and net worth. Subsequent to year-end the bank signed an agreement to waive any default remedies and lack of compliance with past covenants in return for a principal reduction of $1 million, as well as monthly repayments of $60,000 beginning January 1, 2003. As such outstanding borrowings were reduced to $9,620,000.

5. Drilling Advances

During 2001, the Company received drilling advances from joint interest owners that were applied toward the payment of drilling costs incurred on a well in the first quarter of fiscal 2002. This fund balance was approximately $73,000 at September 30, 2001, and was fully absorbed in fiscal 2002. Remaining outstanding drilling advances amounted to $2,027 at September 30, 2002.

6. Employee Benefits

Deferred Compensation Plans

In November 2000, the Company adopted a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code for the benefit of all employees meeting certain service requirements. Under the plan, employees may elect to defer up to 15% of compensation, subject to the Internal Revenue Service limits. The plan requires that the Company match 50% of employee deferrals up to 6% of compensation, subject to a five-year vesting period. The plan also allows discretionary employer profit sharing contributions. During the year ended September 30, 2002, the Company contributed $22,395 to the plan.

Stock Option Plan

In October 2000, the Company approved the 2000 Trek Resources, Inc. Stock Option Plan (the Plan). Options to purchase common stock of the Company under the Plan may be granted to employees and directors at an exercise price equal to or greater than the market price of the Company's common stock on the date of grant. Grants generally vest 25% on the date of issuance and 1/36th per month thereafter. Grants, if not exercised, expire at the end of 10 years following the date of issue.

In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $0.11 per option for certain employees and executive officers effective October 1, 2001. These repriced options, until exercised or forfeited, are subject to variable accounting at each reporting period. Also on October 1, 2001 an additional 210,000 of options were granted to certain employees with an $0.11 exercise price. No compensation cost was recorded in fiscal 2002 since the market price per option was less than the exercise price during the period since October 1, 2001.

As of October 1, 2002, a total of 1,600,000 stock options were outstanding, of which 1,123,750 shares were vested.

Stock option transactions in the Company's plan are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at October 1, 2000	-	-
Granted	1,860,000	$0.16
Forfeited	-	-
Exercised	-	-
Balance at September 30, 2001	1,860,000	$0.16
Granted	210,000	$0.11
Forfeited	(470,000)	$0.11
Exercised	-	-
Balance at September 30, 2002	1,600,000	$0.135
Options exercisable at end of period	1,123,750	$0.136

The following table summarizes the stock options outstanding as of September 30, 2002:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Live (Years)	Number Vested
$0.16	800,000	8.08	583,333
$0.11	400,000	8.08	291,667
$0.11	260,000	8.25	178,750
$0.11	140,000	9.25	70,000
	1,600,000	8.21	1,123,750

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

Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted during the fiscal periods ended September 30, 2002 and 2001, under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: 60% volatility, no dividend payouts expected, expected option life of five years, and a risk free interest rate averaging 6%. The weighted average fair value of options granted in the years ended September 30, 2002 and 2001, was $.06 and $.09, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the method provided for under SFAS No. 123, then the Company's net income (loss) would have been indicated in the pro forma amounts below:

	2002	2001
Net income:
As reported	$(898,287)	743,470
Pro forma	$(997,325)	719,611

Basic and diluted earnings per share:
As reported	$(0.025)	0.02
Pro forma	$(0.028)	0.02

7. Stockholders' Equity

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

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the years ended September 30, 2002 and 2001.

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended September 30, 2001
Net income	$ 743,470
Basic income per share		29,946,517	$ 0.02

Dilutive effect of preferred shares		5,422,620
Common share equivalents- options		192,222
Diluted net income	$ 743,470
Diluted income per share		35,561,359	$ 0.02

Year ended September 30, 2002
Net loss	$ (898,287)
Basic loss per share		35,367,308	$ (0.025)

Common share equivalents-options

Diluted net loss	$ (898,287)
Diluted loss per share		35,367,308	$ (0.025)

8. Fair Value of Financial Instruments

At September 30, 2002 and 2001, the Company's financial instruments included cash equivalents, accounts receivable, certificates of deposit maturing in excess of three months, debt and financial market transactions. The fair values of the Company's financial instruments approximated carrying values at September 30, 2002 and 2001. The carrying amounts associated with certificates of deposit maturing in excess of three months as of September 20, 2002 and 2001 were $71,791 and $73,518, respectively. The certificates of deposit were classified as other assets in the accompanying balance sheets at those dates.

9. Risk Management

The fair value of our outstanding financial derivatives aggregated ($276,387) at September 30, 2002, and was reflected as a current liability in the accompanying balance sheet. These values were determined based on a review of broker quotes for the remaining contract quantities and periods, compared to the fixed contract prices for each instrument. This information is supplied monthly from the financial institution handling our portfolio of derivatives. We reported a net loss in fair value of derivatives of $285,924 in our statement of operations for the fiscal year ended September 30, 2002. This loss resulted from the decrease in the value of our derivatives of $349,805, less $63,881 settlement gains on crude oil and natural gas hedges incurred during the current year. For the year ended September 30, 2002, approximately 34% of the Company's revenue, in equivalent barrels, was hedged.

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

The following table sets forth the "costless collar" derivatives in place as of October 1, 2002:

Date Executed	Term From To		Type	Bbls / MMbtu	Volume/ day	Floor Price	Ceiling Price
1/31/02	10/1/02	10/31/02	Costless Collar	Bbls	240	18.00	22.76
3/21/02	11/1/02	12/31/02	Costless Collar	MMbtu	1,000	3.21	4.11
3/21/02	11/1/02	12/31/02	Costless Collar	Bbls	200	21.50	25.50
3/21/02	1/1/03	3/31/03	Costless Collar	Bbls	200	21.00	25.15
3/21/02	1/1/03	3/31/03	Costless Collar	MMbtu	1,000	3.32	4.27

As of November 30, 2002 the current value of these existing hedges has increased to ($77,750), an improvement of $198,000 over the fiscal year end liability of ($276,387).

10. Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, certificates of deposit maturing in excess of three months, accounts receivable, and financial market transactions. However, the Company places such instruments with credit-quality financial institutions and, therefore, its risk of incurring losses is considered to be remote. At September 30, 2002 and 2001, cash equivalents and certificates of deposit maturing in excess of three months amounted to $562,532 and $929,296, respectively. Of these amounts, $272,360 and $277,355, respectively, were covered by federal depository insurance. The remaining balances were uninsured.

The Company currently sells its oil and gas production to approximately 35 separate purchasers, of which four accounted for 28%, 16%, 16%, and 14% of fiscal 2002 sales and, in the aggregate, approximately $522,000 of outstanding accounts receivable at September 30, 2002. During 2001, sales to three purchasers accounted for 57%, 19%, and 9% of total sales, and represented outstanding accounts receivable of approximately $500,000 at September 30, 2001. The Company also uses a single counterparty to conduct financial derivative transactions.

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

	2002	2001
Tax provision at statutory tax rate	34%	34%
Increase (decrease) resulting from:
Net change in valuation allowance	(39)	(39)
State and local taxes	5	5
Effective tax rate	- %	- %

Deferred tax asset:
Impairment of oil and gas properties	$ 674,925	$ 674,925
Net operating loss carryforwards	2,681,982	1,094,360
Depreciation, depletion and amortization	(408,037)	(546,284)
Other	34,130	15,871
Gross deferred tax asset	2,983,000	1,238,872
Less valuation allowance	(2,983,000)	(1,238,872)
Net deferred tax asset	$ -	$ -

Due to a lack of earnings history, it cannot be determined that the deferred tax assets will more likely than not be realized. As a result, an offsetting valuation allowance of $2.9 million and $1.2 million has been recorded at September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, the Company had net operating loss carryforwards for tax purposes of approximately $6.8 million and $2.8 million, respectively, that are available to offset future income tax liabilities. If not previously utilized, these net operating losses principally expire in 2009 through 2021.

12. Related Party Transactions

The Company currently shares or subleases office space from Montgomery Petroleum, Inc. ("MPI"), a company owned by its President. They also share office supplies, personnel, and various services with MPI and other Montgomery entities. All such activities are billed to or by the Company at actual rates incurred. For the years ended September 30, 2002 and 2001, the Company was billed $98,400 and $99,000, respectively for services provided by MPI, and, for the year ended September 30, 2002, the Company billed MPI and other Montgomery entities $48,300 for services that the Company provided. Net amounts of $48,900 and $27,300, respectively, were shown as components of general and administrative expenses in the accompanying statements of operations. At September 30, 2002 Mr. Montgomery was owed accrued payroll of $38,700.

13. Commitments and Contingencies

 In 1999, the Company filed criminal charges in three counties in Oklahoma against a former independent contract pumper for theft of oil field tubing and surface equipment. In May 2002, a resolution was made and the Company received a final settlement on this lawsuit of approximately $14,000, which offset legal fees for the quarter ended June 30, 2002.

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

The Company is committed to leases for office space at the current rate through May 2003. No further commitments have been made at this time. Lease expense for the years ended September 30, 2002 and 2001, amounted to $64,000 and $48,400 respectively.

14. Oil and Gas Data Producing Activities

The following tables provide additional information about the Company's oil and gas producing activities.

Results of Operations

The results of operations for oil and gas producing activities for the years ended September 30, considering direct costs only, are as follows:

	2002	2001
Revenues	$ 5,511,960	$ 7,005,299
Costs and expenses:
Lease operating expenses	(3,320,988)	(3,509,380)
General and administrative expenses	(1,160,984)	(1,269,614)
Depletion	(1,076,948)	(834,262)
Income taxes	-	-
Results of operations	$ (46,960)	$ 1,392,043

Costs Incurred and Capitalized Costs

Costs incurred in connection with oil and gas acquisition, exploration, and development activities and related capitalized costs for the years ended September 30 are as follows:

	2002	2001
Costs incurred:
Property acquisition	$129,067	$ 1,733,418
Exploration	111,450	-
Development	726,874	1,575,666
Depletion per equivalent barrel of production	3.79	3.12
Cost of properties at year-end:
Unproved oil and gas properties	87,571	87,200
Proved oil and gas properties	16,992,287	16,094,851
Accumulated depletion and depreciation	5,301,593	4,265,773

Oil and Gas Reserve Data

The following tables present the Company's estimates of its proved oil and gas reserves as prepared by LaRoche Petroleum Consultants, Ltd., the Company's independent petroleum engineers, as of September 30, 2002 and 2001. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced.

		Natural
	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves as of September 30, 2000	2,222,190	9,282,640
Revisions of previous estimates	(359,839)	(224,231)
Purchases of reserves in place	25,484	2,443,810
Production	(149,355)	(676,249)
Proved reserves as of September 30, 2001	1,738,480	10,825,970
Revisions of previous estimates	(128,646)	(824,580)
Purchases of reserves in place	106,643	1,201,029
Production	(147,227)	(760,339)
Proved reserves as of September 30, 2002	1,569,250	10,442,080

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash inflows associated with the Company's net proved oil and gas reserves at September 30, 2002 and 2001, discounted at an annual rate of 10%. The future cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Weighted average prices used in calculating the future cash inflows were $30.45 and $22.34 per Bbl for oil and $3.76 and $2.07 per Mcf for natural gas at September 30, 2002 and 2001, respectively. These prices were applied to the Company's estimated quantities of proved reserves at year-end.

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

	2002	2001
Future cash inflows	$ 85,386,000	$ 63,204,000
Future production costs	(32,233,000)	(30,544,000)
Future development costs	(1,518,000)
Future income tax expenses	(10,916,000)	(6,243,000)
Future net cash flows	40,719,000	26,417,000
10% annual discount for estimated timing
of cash flows	(19,545,000)	(14,437,000)
Standardized measure of discounted future net
cash flows for proved oil and gas reserves	$ 21,174,000	$ 11,980,000

Changes in the standardized measure of discounted future net cash inflows for the years ended September 30 are as follows:

	2002	2001
Beginning of year	$ 11,980,000	$ 20,083,000
Increase (decrease) due to:
Sales of oil and gas produced, net of
production costs	(2,191,000)	(3,496,000)
Net changes in prices and production costs	12,326,000	(16,737,000)
Net change in Development Costs	(1,488,000)
Revisions of previous quantity estimates	(3,646,000)	1,708,000
Extensions and discoveries	1,925,000
Net changes from purchases and sales of
minerals in place:
Purchases	1,340,000	1,861,000
Sales	(23,000)
Accretion of discount	1,198,000	3,228,000
Timing and other differences	2,183,000	(1,178,000)
Net change in income taxes	(2,430,000)	6,511,000
Net increase (decrease)	9,193,000	(8,103,000)
End of year	$ 21,174,000	$ 11,980,000

15. Subsequent Events

Forebearance Agreement

On October 10, 2002, the Company and Compass Bank, the lender under the Company's secured credit facility, signed a forebearance agreement whereby the Company agreed to make principal repayments of $60,000 per month beginning October 1, 2002 and each month thereafter until all outstanding obligations were paid. In exchange, the lender agreed not to exercise any remedies for default under the credit facility until December 31, 2002. Subsequently, the lender and the Company signed an amendment to the forebearance agreement to waive all defaults and lack of compliance by the Company with past covenants and other provisions of the credit facility that occurred on or before September 30, 2002. In return, the Company made a principal reduction payment of $1 million, and agreed to make monthly principal repayments of $60,000 beginning January 1, 2003 until the maturity of the credit facility on June 1, 2003. After the $1 million payment was made, the Company had an outstanding principal balance of $9,620,000 under its credit facility.

Preferred Stock Issuance

In order to make the $1 million principal repayment required by the forebearance agreement, the Company sold 100,000 shares of Series A preferred stock (par value $0.01 per share) subsequent to year-end for a price of $10 per share. Specifically, 50,000 shares of Series A preferred stock were sold to Mr. Montgomery for $500,000, and the other 50,000 shares were sold to a new investor, Faye C. Briggs (Mr. Montgomery's mother) for an additional $500,000. This sale resulted in the Company's equity increasing by $1 million. On the day of this transaction the Company's lender was wired $1 million to pay down the outstanding principal balance of its credit facility.

Each share of Series A preferred stock may be converted into the number of shares of the Company's common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.07. This conversion right may be exercised at the option of the holder. Additionally, holders of Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value (payable semi-annually) and a liquidation preference of $10.00 per share. Holders of Series A preferred stock participate in voting with holders of the Company's common stock on an as-converted basis.

F-8

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
3.3	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).
4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).
4.2	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above).
4.3	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.3 above).
4.4

Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.1

Credit Agreement, dated December 24, 1997, by and between Compass Bank and McGowen Resources Company, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.2

First Amendment to Credit Agreement, dated June 29, 2000, by and between Compass Bank and McGowen Resources Company, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.3

Second Amendment to Credit Agreement, dated July 31, 2000, by and between Compass Bank and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.4

Third Amendment to Credit Agreement, dated February 12, 2001, by and between Compass Bank and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.5

Fourth Amendment to Credit Agreement, dated July 31, 2001, by and between Trek Resources, Inc. and Compass Bank (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2001, and incorporated herein by reference).

10.6	Forbearance Agreement, dated October 10, 2002, by and between Trek Resources, Inc. and Compass Bank (filed herewith).
10.7	Amendment to Forbearance Agreement, dated December 2, 2002, by and between Trek Resources, Inc. and Compass Bank (filed herewith).
10.8

Letter Agreement, dated April 17, 2001, by and between Trek Resources, Inc. and Gus Edwards Co. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.9

Agreement and Plan of Merger, dated January 4, 2001, by and between Trek Resources, Inc., a Utah corporation, and Trek Resources, Inc., a Delaware corporation (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.10	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
10.11	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).
10.12

Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.13

Purchase and Sale Agreement, dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.14

Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.15

Purchase and Sell Agreement, dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.16

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.17

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.18

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.19	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.4 above).
23.1	Consent of Ernst & Young LLP, independent accountants (filed herewith).
23.2	Consent of Hein & Associates LLP, independent accountants (filed herewith).
23.3	Consent of La Roche Petroleum Consultants, Ltd., independent petroleum engineers (filed herewith).