Form 10QSB
period 2002-12-31
TREK RESOURCES INC
filed 2003-02-14
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Number of Shares
Title of each Class	Outstanding at February 14, 2003
Common Stock, par value $0.01 per share	35, 368,308

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

Condensed Balance Sheets - December 31, 2002 and September 30, 2002
Condensed Statements of Operations - Three months ended December 31, 2002 and 2001
Condensed Statements of Cash Flows - Three months ended December 31, 2002 and 2001
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Changes in Securities

Item 6.	Exhibits and Reports on Form 8-K

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2002	2002
Assets
Current assets:
Cash	$ 473,921	$ 490,741
Accounts receivable, net	746,320	787,240
Other	62,390	56,783
Total current assets	1,282,631	1,334,764

Property and equipment, at cost, based on the full
cost method of accounting, less accumulated
depreciation and depletion of $5,472,408 and
$5,359,999 at December 31, 2002 and
September 30, 2002, respectively	12,796,240	11,858,290

Other assets	102,626	102,626

Total assets	$ 14,181,497	$ 13,295,680

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 946,448	$ 1,061,265
Current portion of long-term debt	9,620,000	10,740,000
Derivatives	175,647	276,387
Drilling advances	-	2,027
Total current liabilities	10,742,095	12,079,679

Long-term debt	1,099,216	-

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value	1,000	-
Common stock, $0.01par value	353,673	353,673
Additional paid-in capital	8,407,481	7,462,407
Accumulated deficit	(6,421,968)	(6,600,079)
Total stockholders' equity	2,340,186	1,216,001
Total liabilities and stockholders' equity	$ 14,181,497	$ 13,295,680

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

Three months ended
December 31,

	2002	2001

Revenues - oil and gas sales	$ 1,707,669	$ 1,213,078

Costs and expenses:
Lease operating expenses	763,544	934,311
General and administrative	266,942	366,717
Depreciation, depletion and amortization	268,737	255,546
Total costs and expenses	1,299,223	1,556,574

Income (loss) from operations	408,446	(343,496)

Other income (expenses):
Interest expense	(139,943)	(150,869)
Gain (loss) in fair value of derivatives,
Net of $93,396 settlement loss and $88,826
Settlement gain, respectively	7,344	212,651
Other	(32,487)	13,046
Total other income (expenses)	(165,086)	74,828

Net income (loss) before cumulative effect of accounting change	$ 243,360	$ (268,668)

Cumulative effect of change in accounting principle	(59,610)	-

Net Income (Loss)	183,750	$ (268,668)
Preferred Dividends	(5,639)	-
Net Income available to common shareholders	178,111	-

Weighted average common shares outstanding
Basic	35,367,308	35,367,308
Diluted	39,870,413	35,367,308
Net income (loss) before accounting change per share:
Basic	$ 0.007	$ (0.008)
Diluted	$ 0.006	$ (0.008)
Cumulative effect per share of accounting change
Basic	$ (0.002)
Diluted	$ (0.002)
Net income (loss) per share:
	$ 0.005	$ (0.008)
	$ 0.004	$ (0.008)
See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2002	2001
Operating Activities
Net income (loss)	$ 183,750	$ (268,668)
Adjustments to reconcile net income (loss) to net cash
Provided by (used by) operating activities:
Depreciation, depletion and amortization	268,737	255,546
Change in fair value of derivatives	(100,740)	(123,825)
Cumulative effect of adoption, FAS 143	59,610	-
Amortization of deferred financing costs	5,229	8,013
Changes in working capital:
Decrease (increase) in accounts receivable	40,920	65,207
Increase in accounts payable and accrued
Liabilities	(220,940)	(455,536)
Decrease (increase) in prepaids and other	(10,836)	(30,668)
Net cash provided by (used by) operating activities	225,730	(549,931)

Investing Activities
Additions to property and equipment	(68,624)	(316,509)
Sale of oil and gas properties	-	1,000
Additions to other property and equipment	-	(28,286)
Net cash used by investing activities	(68,624)	(343,795)

Financing Activities
Proceeds from long-term borrowings, net of
deferred financing costs	-	400,000
Repayments of long-term debt	(1,120,000)	-
Repayments of other notes	-	(28,210)
Proceeds from issuance of preferred stock, net of offering costs	946,074	-
Net cash provided (used by) financing activities	(173,926)	371,790

Net increase (decrease) in cash	(16,820)	(521,936)
Cash and cash equivalents at the beginning
of the period	490,741	855,778
Cash and cash equivalents at the end of the period	$ 473,921	$ 333,842

See accompanying notes.

TREK RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

General

          Effective May 1, 2000, the Company issued 1,000,000 shares of common stock for oil and gas properties pursuant to an exchange agreement involving the Company, its then President and majority shareholder, James P. McGowen, and the Company's current President, Michael E. Montgomery. The agreement also provided for the transfer of cash, oil and gas properties, and other assets to Mr. McGowen in exchange for his assumption of an outstanding lease and a related party obligation in the amount of $160,000. It was further agreed that the Company's name would be changed, and that Mr. McGowen would resign as President and Chairman of the Board of Directors and grant a voting proxy to Mr. Montgomery, who succeeded him in these offices. The name change was to "Trek Resources, Inc." in July 2000. Mr. McGowen continued to serve as a member of the Company's Board of Directors until August 2002 at which time sold his remaining shares to Mr. Montgomery and resigned from the Board.

Basis of Accounting and Revenue Recognition

          It is the Company's policy to prepare its financial statements using the accrual method of accounting in accordance with generally accepted accounting principles. Receipts are recorded as revenue during the period in which they are earned and expenses are recognized during the period in which the related liability is incurred.

          Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves; the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at December 31, 2002 and 2001.

Risk Management

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

          The Company adopted Financial Accounting Standards Board Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2001. The Company elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income in the period during which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

          At December 31, 2002, current liabilities included $176,000 for the fair value of derivatives. For the three months ended December 31, 2002, the Company had an unrealized gain of $100,000 on its derivative instruments which is reported as the gain or loss in fair value of derivatives in the accompanying statement of operations. These values were determined based on a review of broker quotes for the remaining contract quantities and periods, compared to the fixed contract prices for each instrument. This information is supplied monthly from the financial institution handling our portfolio of derivatives. We reported a net gain in fair value of derivatives of $7,000 in our statement of operations for the quarter ended December 31, 2002. This gain resulted from the $100,000 increase in the value of our derivatives less $93,000 in settlement losses on crude oil and natural gas hedges incurred during the current period. For the quarter ended December 31, 2002, approximately 45% of the Company's revenue, in equivalent barrels, was hedged.

The following table sets forth the "costless collar" derivatives in place as of January 1, 2003:

Date Executed	Term From To		Type	Bbls / Mmbtu	Volume / day	Floor Price	Ceiling Price
3/21/02	1/1/03	3/31/03	Costless Collar	Bbls	200	21.00	25.15
3/21/02	1/1/03	3/31/03	Costless Collar	MMbtu	1,000	3.32	4.27

As of January 31, 2003 the current negative value of these existing hedges totaled ($212,000), a decline of $36,000 over the quarter end liability of ($176,000).

Recent Accounting Pronouncement

          In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted the statement October 1, 2002.

          As a result of adoption of this statement, the company recorded a current asset retirement obligation ("ARO") of $79,000 a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $ 216,000 that would have been recognized from the date of acquisition through the date of adoption appears in the statement of operations as a cumulative effect of change in accounting principle of $60,000.

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

          Statement 146, Accounting for Exit or Disposal Activities (SFAS No.146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted for in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." SFAS No. 146 will be effective in January 2003. The Company does not expect SFAS No. 146 to have a significant effect in its financial statements.

          In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

          In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The company will adopt the new SFAS 148 disclosure requirements in the second quarter of fiscal 2003.

Liquidity

          As reflected in the accompanying financial statements, the Company reported a net income in the first quarter of fiscal 2003. However, the Company incurred a net loss last fiscal year and has negative working capital. The Company has been able to obtain a forbearance agreement on its existing debt, and raised $1,000,000 in private equity subsequent to year-end. While there is no guarantee the Company will be successful, management believes that with current trends in commodity prices and improving financial performance they will be able to refinance this current debt facility with their current lender or an alternative lender. In addition, the Company is undergoing a cost reduction effort in an attempt to reduce operating expenses and improve profitability. The Company believes these efforts, if successful, along with positive trends in oil and gas commodity pricing, will enable it to continue operations as a going concern.

Long-Term Debt

          On December 24, 1997, we entered into a credit facility with Compass Bank. The credit facility, as amended, provides for borrowings up to $25 million. Subject to borrowing base limitations it allowed us to borrow available funds on a revolving basis. In the past, the banks evaluated our borrowing base semi-annually, but since the facility matures on June 1, 2003, no additional re-evaluation is expected. However, the bank has sole discretion to re-determine our borrowing base at their discretion.

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

          The Facility is collateralized by substantially all of the Company's oil and gas properties. The Facility borrowing base was $9,620,000 and outstanding borrowings were $9,620,000 at December 31, 2002. Related deferred financing costs of $9,000 at December 31, 2002 are reflected in other assets, net of accumulated amortization.

Recent Sales of Unregistered Securities.

          On December 2, 2002, we sold 100,000 shares of our Series A convertible preferred stock to Michael E. Montgomery and Faye C. Briggs for an aggregate purchase price of $1,000,000, or $10.00 per share. Mr. Montgomery, our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, purchased 50,000 shares of these newly issued shares of Series A preferred stock. Ms. Briggs, who is the mother of Mr. Montgomery, purchased the remaining 50,000 shares.

          Each share of Series A preferred stock may be converted into the number of shares of our common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.07. This conversion right may be exercised at the option of the holder. Additionally, holders of our Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before we may pay dividends to holders of our common stock. We may choose to pay this dividend in cash or by issuing additional shares of our common stock. Holders of our Series A preferred stock are entitled to a liquidation preference of $10.00 per share plus accumulated unpaid dividends (a total of $1,005,639 at 12/31/02) and participate in voting on all matters submitted to our holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the share of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

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

Stock Option Plan

          In 2001, the Company approved the 2001 Trek Resources, Inc. Stock Option Plan (the "Plan"). Options to purchase the common stock of the Company under the Plan may be granted to employees and directors at an exercise price less than, equal to or greater than the market price of the Company's common stock on the date of grant. Grants generally become immediately exercisable, but the underlying shares of common stock subject to the grants vest 25% on the date of issuance and 1/36th per month thereafter. Grants, if not exercised, expire at the end of 10 years following the date of issue.

          In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $0.11 per option for employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at December 31, 2002 since the market price per option was less than the new exercise price of $0.11.

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

Income per Common Share

          The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation the three ended December 31, 2002 and 2001. The diluted loss per share for the three months ended December 31, 2002, includes the assumed conversion option of preferred shares, and excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive.

		Weighted Average
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended December 31, 2001

Net loss	$ (268,668)
Basic and diluted		35,367,308
Basic and diluted income per share			$ (0.008)

Three months ended December 31, 2002

Net income available to common shareholders	$ 178,111
Basic		35,367,308
Assumed preferred conversion		4,503,105

Diluted		39,840,413
Net income per share
Basic			$ 0.005
Diluted			$ 0.004

ITEM 2.	Management's discussion and analysis or plan of operation.

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

          You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report and the risk factors in our Form 10-KSB for the year ended September 30, 2002.

Our Results of Operations

Comparison of the Three Months Ended December 31, 2002 and 2001

          Net income for the three months ending December 31, 2002 was $183,750, or $0.005 per diluted share, compared to a net loss of $268,668 or $0.008 per diluted share for the same period in the prior year. Our results of operations for the first quarter of fiscal 2003 were favorably impacted by higher oil and gas prices, coupled with lower lease operating expenses and general and administrative expenses. Offsetting those effects were lower oil and gas volumes, and higher depletion expense. In addition, adoption of FAS 143 Asset Retirement Obligations resulted in a $60,000 cumulative effect of change in accounting principle.

Revenues

          Oil and natural gas sales were $1.7 million during the three months ended December 31, 2002, compared to $1.2 million for the comparable period in 2001. This increase was mainly due to higher oil and natural gas prices, offset in part by decreased oil and gas volumes. Average quarterly prices were $27.15 per barrel ("Bbl") of oil and $4.13 per thousand cubic feet ("Mcf") of natural gas for this three-month period in fiscal 2003, compared to $18.87 per Bbl and $2.49 per Mcf during the corresponding period in fiscal 2002.

          We sold approximately 34 thousand barrels of oil ("MBbls") during the three months ended December 31, 2002, a decrease from the 37.4 MBbls of oil we sold for the same period in 2001. This decrease is primarily a result of mechanical problems in our AWP field as well as natural declines in oil reserves. Corresponding natural gas sales for these periods were 193 million cubic feet ("MMcf") in 2002 and 210 MMcf in 2001. This decrease in natural gas production was primarily a result of winter weather effects on several gas wells as well as natural depletion of our reserves. During the three months ended December 31, 2002, our production was 51% oil and 49% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the three months ended December 31, 2002 amounted to $763,000, a $171,000 decrease from the $934,000 of expenses incurred for the same period during 2001. The improvement was mainly due to the absence of workover expense related to acquisitions made in the latter half of fiscal 2001. Based on our current projections, we expect workover expenditures to continue to decline during the remainder of fiscal 2003. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $9.71 during the quarter ending December 31, 2002, compared to $8.62 for the same period in 2001. This increase is primarily the result of lower production volumes as our total direct lease operating expenses generally remained stable between the two periods.

          Our general and administrative expenses for the three months ending December 31, 2002 were $267,000, a $100,000 decrease from the $367,000 of expenses incurred during the same period in 2001. The decrease reflects lower audit, legal and other professional fees in connection with our annual audit and report on form 10-KSB filed with the Securities and Exchange Commission on December 26, 2002. Additionally, our recent cost control program has resulted in a decrease in expenditures for corporate staff.

          Depreciation, depletion and amortization was $269,000 for the three months ended December 31, 2002, an increase of $14,000 from the $255,000 of expense reported during the same period in 2001. Our increase in depreciation, depletion and amortization resulted from the effect of increases in our depletable asset pool.

Other Income and Expenses

          We incurred $139,000 of interest expense during the three month period ended December 31, 2002, a decrease of $12,000 from the $151,000 of interest expended during the same period in 2001. The decrease is a result of lower bank debt and lower average interest rates. Interest expense for the three months ended December 31, 2002 and 2001 also includes $5,000 and $8,000 of amortization of deferred financing costs, respectively.

          Other income for the first quarter of fiscal 2002 includes an unrealized gain that resulted from an increase in the fair value of derivative instruments. On December 31, 2002, outstanding derivatives had an aggregate negative value of $176,000. This $100,000 increase in value, net of settlement losses of $92,000 incurred during the quarter ended December 31, 2002, was reported as a gain in the other income section of our statement of operations. For the same period in 2001, there was a $124,000 increase in value including $89,000 of settlement gains.

Other expense in the first quarter of fiscal year 2003 includes non-recurring expenses of $30,000 related to a potential sale of the company which was canceled during the quarter.

Our Liquidity and Capital Resources

General

          We are presently required to classify the borrowings under our credit facility as current liabilities since the maturity date of the facility is June 1, 2003. As a result, our working capital was a negative $9,459,000 on December 31, 2002. If we were not required to classify our credit facility borrowings as current liabilities, our working capital would have been $161,000 on December 31, 2002. For the three months ended December 31, 2002, capital expenditures of $68,000 and retirement of debt ($1,120,000) were funded primarily by a $1,000,000 issuance of preferred stock, and cash flow from operations. During the same period in 2001, capital expenditures of $411,000 and the retirement of debt ($28,000) were funded exclusively by additional credit facility borrowings and cash flow.

          Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures. We do not presently plan to make any voluntary capital expenditures during the second quarter of fiscal 2003 and do not have any commitments to do so. We expect that we will be able to generally maintain our current level of production during this period with only performing routine maintenance on our existing wells, subject to the effects of natural production declines. Unless we are able to find other sources of capital, any capital expenditures during the remainder of fiscal 2003 will be a function of and dependent upon available cash flow. Any property acquisitions that we make during fiscal 2003 will also need to be funded by cash flow from operations.

         Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have generally increased over the last twelve months. Specifically, average monthly oil prices as quoted on the New York Mercantile Exchange in January 2002 were $19.70 per Bbl of oil and $2.20 per Mcf of natural gas. Average prices as quoted on the New York Mercantile Exchange for the month of January 2003 were $32.76 per Bbl of oil and $5.37 per Mcf of natural gas. This elevation in prices has increased the amount of revenues that we receive from operations. A continuation of this upward trend in prices could have a further positive impact on our liquidity, cash flow and operations. However, it is difficult to predict the prices that we will receive for our production in the future. Any downward trend in prices would have an adverse effect on our liquidity, cash flow, and operations.

          As explained below, we do not have any borrowing capacity under our present credit facility. Based on our current predictions, we expect that our cash flow from operations will be sufficient to satisfy our lease operating expenses and our general and administrative expenses during the second and third quarters of fiscal 2003. Unless we are able to find alternative sources of capital financing, we cannot assure you that we will have adequate resources to meet our other liquidity needs.

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

          Our fiscal 2002 borrowing capacity under the credit facility was very limited. We do not expect to have any additional borrowing capacity under our present credit facility during fiscal 2003. During fiscal 2002 we borrowed a total of $400,000 under our credit facility and made repayments of $180,000. On September 30, 2002, we had an outstanding balance of $10,700,000 and no borrowing capacity. On December 2, 2002, our borrowing capacity was reduced to $9,620,000 in connection with a borrowing base revaluation that was completed in November 2002, and we promptly made a $1,000,000 principal repayment to reduce our borrowings in accordance with this limitation. Giving effect to principal repayments totaling $120,000 that were made in January and February 2003, the current outstanding amount of our borrowings under the credit facility is $9,500,000. All borrowings under the credit facility are secured by liens on substantially all of our assets.

          Previously, the terms of our credit facility included provisions that automatically reduced the amount of our borrowing capacity every month. During fiscal 2002, these borrowing base reductions typically resulted in our need to make a repayment of principal, as we did not have sufficient borrowing capacity at the time of each reduction. We were not always able to make these principal payments as required during the year ended September 30, 2002. As a result, we entered into a forbearance agreement with the bank on October 10, 2002 that was amended on December 2, 2002. In accordance with the amended forbearance agreement, we made a principal repayment of $1,000,000 on December 2, 2002. Additionally, we agreed to make monthly principal repayments of $60,000 per month beginning on January 1, 2003 through the maturity of the credit facility facility on June 1, 2003. In exchange for compliance with the forbearance agreement, the bank agreed, among other things, not to require any other principal repayments until the maturity date in connection with any further reduction in our borrowing base.

          As a result of the amendment to the forbearance agreement, we must now make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offer Rate ("LIBOR") plus 4% per annum or at the bank's prime rate of interest plus 1.5%. However, if we do not make the monthly principal repayments required by the forbearance agreement, the rate of interest will increase to the bank's prime rate plus 5%. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. On December 31, 2002, the prime rate was 4.25% per annum and LIBOR was 1.38% per annum.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities, as such terms are defined in the credit facility agreement, may not be less than 1.25 to 1.0 at any time;

-

our tangible net worth must be at least equal to the sum of (a) $1,100,000, (b) 50% of any net income for fiscal years ending after September 30, 2002 and (c) 100% of any proceeds that we receive from equity issuances or other types of capital contributions after September 30, 2002; and

-	our quarterly ratio of earnings (before interest, taxes, depreciation, depletion, amortization and other non-cash items) to interest expense may not be less than 3.0 to 1.0.

          We were not in compliance with the covenants described above as of September 30, 2002 and violated other financial covenants in our credit facility during selected periods prior to September 30, 2002. As part of the forbearance agreement executed with Compass Bank, the bank agreed to waive non-compliance with all credit facility covenants on or before September 30, 2002. However, we must comply with the covenants listed above until the maturity of the credit facility on June 1, 2003. As of the end of the first quarter of fiscal 2003 we are in compliance with the above covenants.

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

          In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. As of December 2, 2002, we had no borrowing capacity on our existing credit facility. Moreover, our credit facility is scheduled to mature on June 1, 2003. Our capital expenditures must be financed by cash flow from operations until we are able to obtain a new credit facility or equity infusion that provides sufficient liquidity. We cannot anticipate the terms of future capital or liquidity sources, and they may not be available on terms that are favorable or acceptable to us. If we are unable to secure additional financing, we cannot guarantee you that we will have sufficient resources to meet our liquidity needs in the future.

Hedging Activities

          We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize price swaps, floors or collars, which are all placed with major financial institutions.

          Under these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average New York Mercantile Exchange closing prices for West Texas Intermediate Crude Oil and Natural Gas (Henry Hub delivery point) each business day during the monthly period. Payments to or from each financial counterparty are due 30-days following each settlement month. These instruments are secured by a $360,000 irrevocable standby letter of credit under our credit facility.

The following table sets forth the "costless collar" derivatives in place as of January 1, 2003:

Date Executed	Term From To		Type	Bbls / Mmbtu	Volume / day	Floor Price	Ceiling Price
3/21/02	1/1/03	3/31/03	Costless Collar	Bbls	200	21.00	25.15
3/21/02	1/1/03	3/31/03	Costless Collar	MMbtu	1,000	3.32	4.27

          We do not engage in the speculative trading of derivative instruments. We may enter into additional hedging arrangements in the future to comply with lender requirements and to limit the risk of market and industry fluctuations. Depending on the difference between actual prices for oil and natural gas and the prices in our hedging arrangements, we may have to make payments under these contracts in the future, which may limit the benefit we would otherwise receive from increases in oil and natural gas prices.

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We disclosed these policies in "Part I- Item 6-Management's Discussion and Analysis or Plan of Operation-Critical Accounting Policies" of our Annual Report of Form 10-KSB for the year ended September 30, 2002, which was filed with the SEC on December 26, 2002. Our critical accounting policies have not changed since that time with the exception of the adoption of SFAS 143.

          In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted the statement October 1, 2002.

          As a result of adoption of this statement, the company recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000, and capitalized $962,000 to the full cost pool. The company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appears in the statement of operations as a cumulative effect of change in accounting principle of $60,000.

Related Party Transactions

          We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended December 31, 2002, we were billed $27,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $10,000 for the services that we provided during the quarter ended December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Mr. Michael E. Montgomery, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and he has concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

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

PART II. OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES

Issuance of Preferred Stock

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

          The issuance of Series A preferred stock places restrictions on the ability of our holders of common stock to receive dividends and distributions upon any liquidation event. Additionally, the issuance of Series A preferred stock also reduces the aggregate voting power of holders of common stock. If holders of Series A preferred stock choose to convert their interests into shares of common stock, or if we pay dividends to holders of Series A Preferred Stock in shares of our common stock, holders of common stock will experience dilution in their overall ownership interest in us.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibit List
Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.3	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)

4.2	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)

4.3	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.3 above).

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

10.6

Forbearance Agreement, dated October 10, 2002, by and between Trek Resources, Inc. and Compass Bank (previously filed as an exhibit to our Annual Report on Form 10-KSB filed on December 26, 2002, and incorporated herein by reference).

10.7

Amendment to Forbearance Agreement, dated December 2, 2002, by and between Trek Resources, Inc. and Compass Bank (previously filed as an exhibit to our Annual Report on Form 10-KSB filed on December 26, 2002, and incorporated herein by reference).

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

10.12

Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein.

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

10.19	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.4 above).

(b)	Reports on Form 8-K

          We filed a Current Report on Form 8-K dated December 2, 2002 in which we reported the sale and issuance of shares of our Series A preferred stock. Additionally, we filed a Current Report on Form 8-K dated December 23, 2002 that contained as an exhibit a copy of the certification that accompanied our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. These reports did not contain any financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: February 14, 2003	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

CERTIFICATION

I, Michael E. Montgomery, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trek Resources, Inc.;

          2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: February 14, 2003

/s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.3	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Articles of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above)

4.2	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.2 above)

4.3	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.3 above).

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

10.6

Forbearance Agreement, dated October 10, 2002, by and between Trek Resources, Inc. and Compass Bank (previously filed as an exhibit to our Annual Report on Form 10-KSB filed on December 26, 2002, and incorporated herein by reference).

10.7

Amendment to Forbearance Agreement, dated December 2, 2002, by and between Trek Resources, Inc. and Compass Bank (previously filed as an exhibit to our Annual Report on Form 10-KSB filed on December 26, 2002, and incorporated herein by reference).

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

10.12

Master Agreement, dated March 8, 2001, by and between Trek Resources, Inc. and Bank One, NA (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein.

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