Form 10QSB
period 2003-03-31
TREK RESOURCES INC
filed 2003-05-15
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at May 14, 2003
Common Stock, par value $0.10 per share	3, 536,469

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TREK RESOURCES, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheet - March 31, 2003	3

	Condensed Statements of Operations - Three and Six Months ended March 31, 2003 and 2002	4

	Condensed Statements of Cash Flows - Six months ended March 31, 2003 and 2002	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 6.	Exhibits and Reports on Form 8-K

2

Trek Resources, Inc.
Condensed Balance Sheet
(Unaudited)

March 31,
2003
Assets
Current assets:
Cash	$ 536,861
Accounts receivable, net	1,255,149
Other	38,328
Total current assets	1,830,338

Property and equipment, at cost, based on the full
cost method of accounting, net	12,566,305

Other assets	102,626

Total assets	$ 14,499,269

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 1,129,542
Current portion of long-term debt	9,440,000
Derivatives	49,637
Total current liabilities	10,619,179

Long-term asset retirement obligation	1,141,576

Commitments and contingencies

Stockholders' equity:
Preferred stock	1,000
Common stock	353,673
Additional paid-in capital	8,403,560
Accumulated deficit	(6,019,719)
Total stockholders' equity	2,738,514
Total liabilities and stockholders' equity	$ 14,499,269

See accompanying notes.

3

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

Three months ended	Six months ended
March 31,	March 31,

	2003	2002	2003	2002

Revenues - oil and gas sales	$ 2,361,900	$ 1,152,846	$ 4,069,569	$ 2,365,924

Costs and expenses:
Lease operating expenses	1,077,912	735,990	1,841,456	1,670,301
General and administrative	236,725	299,739	503,667	666,456
Depreciation, depletion and amortization	272,970	242,445	541,707	497,991
Total costs and expenses	1,587,607	1,278,174	2,886,830	2,834,748

Income (loss) from operations	774,293	(125,328)	1,182,739	(468,824)

Other income (expenses):
Interest expense	(133,810)	(132,054)	(273,753)	(282,923)
Gain (loss) on derivatives, including a
$350,000 settlement loss and $21,000
settlement gain, 3 month periods, respectively	(223,543)	(343,233)	(216,199)	(130,582)
Other	2,809	7,172	(29,678)	20,218
Total other income (expenses)	(354,544)	(468,115)	(519,630)	(393,287)

Net income (loss) before accounting change	$ 419,749	$ (593,443)	$ 663,109	$ (862,111)
Cumulative effect of accounting change	-	-	(59,610)	-
Net Income (Loss)	$ 419,749	$ (593,443)	$ 603,499	$ (862,111)
Preferred Dividends	(17,500)	-	(23,139)	-
Net income (loss) attributable to common shareholders	$ 402,249	$ (593,443)	$ 580,360	$ (862,111)
Weighted average common shares outstanding
Basic*	3,536,469	3,536,469	3,536,469	3,536,469
Diluted	4,965,040	3,536,469	4,486,233	3,536,469

Net income (loss) before accounting change per share:
Basic*	$ 0.11	$ (0.17)	$ 0.18	$ (0.24)
Diluted*	$ 0.08	$ (0.17)	$ 0.14	$ (0.24)

Cumulative effect of accounting change
Basic*	$ -	$ -	$ (0.02)	$ -
Diluted*	$ -	$ -	$ (0.01)	$ -

Net income (loss) per share:
Basic*	$ 0.11	$ (0.17)	$ 0.16	$ (0.24)
Diluted*	$ 0.08	$ (0.17)	$ 0.13	$ (0.24)
* Restated for effect of 10 to 1 reverse stock split of Feb 2003

4

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31,
	2003	2002
Operating Activities
Net income (loss)	$ 603,499	$ (862,111)
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:
Depreciation, depletion and amortization	541,707	497,991
Change in fair value of derivatives	(226,750)	240,065
Cumulative effect of adoption of FAS No. 143	59,610	-
Accretion of asset retirement obligations	59,331	-
Amortization of deferred financing costs	10,459	16,026
Changes in working capital:
Decrease (increase) in accounts receivable	(467,909)	95,405
Increase (decrease) in accounts payable and accrued liabilities	(32,594)	(580,690)
Decrease in drilling advances	(2,027)	-
Decrease (increase) in other current assets	7,996	(21,196)
Net cash provided (used) by operating activities	552,322	(614,510)

Investing Activities
Additions to oil and gas properties	(145,277)	(451,078)
Sale of oil and gas properties	39,568	1,000
Additions to other property and equipment	(37,007)	(37,595)
Net cash used by investing activities	(142,716)	(487,673)

Financing Activities
Proceeds from long-term borrowings, net of
deferred financing costs	-	400,000
Repayments of long-term debt	(1,300,000)	-
Repayments of other notes	-	(37,820)
Preferred Stock dividends paid	(5,639)	-
Proceeds from issuance of preferred stock, net of offering costs	942,153	-
Net cash provided (used) by financing activities	(363,486)	362,180

Net increase (decrease) in cash	46,120	(740,003)
Cash and cash equivalents at the beginning
of the period	490,741	855,778
Cash and cash equivalents at the end of the period	$ 536,861	$ 115,775

See accompanying notes.

5

TREK RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        You should read these consolidated financial statements along with the consolidated financial statements and notes in the 2002 Annual Report on Form 10-K of Trek Resources Inc. (the "Company, we, us, our") filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, only consisting of normal recurring adjustments necessary for a fair presentation of the results of these interim periods. Operating results for the three- and six-month periods ended March 31, 2003 may not necessarily be indicative of the results for the year ending September 30, 2003.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

        As a result of adoption of this statement, the company recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The Company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appears in the statement of operations as a cumulative effect of change in accounting principle of approximately $60,000.

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

        In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

        Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

Three Months Ended		Six Months Ended
March 31,		March 31,
2003	2002	2003	2002
Pro forma impact of fair value method
Income applicable to common shares, as reported	$402,249	$(593,443)	$ 580,360	$(862,111)
Pro-forma stock-based compensation costs under the
Fair value method, net of related tax	(8,138)	(8,138)	(16,275)	(16,275)
Pro-forma income applicable to common shares under
The fair-value method	$394,111	$(601,581)	$564,085	$(878,386)
Earnings per common share
Basic earnings per share reported	0.11	(0.17)	0.16	(0.24)
Diluted earnings per share reported	0.08	(0.17)	0.13	(0.24)
Pro-forma basic earnings per share under the fair value method	0.11	(0.17)	0.16	(0.25)
Pro-forma diluted earnings per share under the fair value method	0.08	(0.17)	0.13	(0.25)

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for (prospectively) for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 deals primarily with embedded derivatives. We currently have no open derivative positions, and we do not anticipate entering into derivative positions for the remainder of 2003. Additionally, we do not enter into contracts with embedded derivatives. Because of these factors, we do not anticipate that adopting SFAS 149 will have a material impact on the Company's financial position or results of operations.

NOTE 3. RISK MANAGEMENT

         The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions.

        Under these arrangements, monthly settlement amounts are calculated based on the difference between the agreed upon fixed prices and the average New York Mercantile Exchange ("NYMEX") closing prices for West Texas Intermediate Crude Oil ("WTI") and Natural Gas (Henry Hub delivery point) each business day during the monthly period. Payments to or from each financial counterparty are due 30-days following each settlement month

        The Company adopted Financial Accounting Standards Board Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2001. The Company elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income or expense in the period during which they occur. Prior to the adoption of SFAS No. 133, these instruments were accounted for as hedges.

        At March 31, 2003, current liabilities included $49,637 for the fair value of derivatives. For the three months ended March 31, 2003, the Company had an unrealized gain of $126,000 on its derivative instruments which is reported with the gain or loss in fair value of derivatives in the accompanying statement of operations. These values were determined based on a review of broker quotes for the remaining contract quantities and periods, compared to the fixed contract prices for each instrument. This information is supplied monthly from the financial institution handling our portfolio of derivatives. The Company reported a net loss in fair value of derivatives of $224,000 in our statement of operations for the quarter ended March 31, 2003. This loss resulted from the $126,000 increase in the value of our derivatives less $350,000 in settlement losses on crude oil and natural gas hedges incurred during the current period.

As of April 7, 2003 the last of the derivative contracts were settled and no further arrangements are in place at this time.

NOTE 4. LIQUIDITY

        As reflected in the accompanying financial statements, the Company reported a net income in the first half of fiscal 2003. However, the Company incurred a net loss last fiscal year and has negative working capital. The Company has been able to obtain a forbearance agreement on its existing debt, and raised $1,000,000 in private equity in December 2002.

Based on the improvement in operations we believe that the Company will remain a going concern.

NOTE 5. RECENT SALES OF UNREGISTERED SECURITIES

        On December 2, 2002, the Company sold 100,000 shares of our Series A convertible preferred stock to Michael E. Montgomery and Faye C. Briggs for an aggregate purchase price of $1,000,000, or $10.00 per share. Mr. Montgomery, the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, purchased 50,000 shares of these newly issued shares of Series A preferred stock. Ms. Briggs, who is the mother of Mr. Montgomery, purchased the remaining 50,000 shares.

       Each share of Series A preferred stock may be converted into the number of shares of the Company's common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.07. This conversion right may be exercised at the option of the holder. Additionally, holders of our Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before the Company may pay dividends to holders of our common stock. The Company may choose to pay this dividend in cash or by issuing additional shares of our common stock. Holders of our Series A preferred stock are entitled to a liquidation preference of $10.00 per share plus accumulated unpaid dividends (a total of $1,017,500 at March 31, 2003 and participate in voting on all matters submitted to our holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the share of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

       The proceeds received from this sale of Series A preferred stock were applied to reduce the principal amount of debt outstanding under the Company's credit facility with Compass Bank. This sale of Series A preferred stock was conducted in accordance with the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 504 promulgated by the SEC pursuant to such provision of the Securities Act, as the sale only involved two offerees, did not involve a general solicitation or public offering, and involved an aggregate offering price of $1,000,000 or less.

NOTE 6. REVERSE STOCK SPLIT

       At the annual meeting on February 20, 2003, the stockholders approved, an amendment to our certificate of incorporation which effected a reverse stock split of the outstanding shares of common stock whereby every ten shares of outstanding common stock was automatically reverse split into one share of common stock outstanding. Additionally, this amendment increased the par value of the common stock from $0.01 to $0.10 per share. It maintained the number of shares common stock authorized to be issued at 50,000,000. Accordingly, this amendment had the effect of increasing the number of shares of the Company's common stock available to be issued. The Company's certificate of incorporation was amended to effect the reverse stock split.

NOTE 7. EARNINGS PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three and six months ended March 31, 2003 and 2002, as restated for the effect of the reverse split. The diluted loss per share for the three and six months ended March 31, 2003 includes the assumed conversion option of preferred shares, and excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002
Basic earnings per share
Numerator:
Net income (loss)	$419,749	$(593,443)	$603,499	$(862,111)
Less: dividends on preferred shares	(17,500)	-	(23,139)	-
Net income (loss) attributable to common shareholders	$402,249	$(593,443)	$580,360	$(862,111)

Denominator -
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469

Basic earnings per share	$0.11	$(0.17)	$0.16	$(0.24)

Diluted earnings per share
Numerator:
Net income	$419,749	$(593,443)	$603,499	$(862,111)
Less: dividends on preferred shares (1)	-	-	-	-
Net income (loss) attributable to common shareholders	$419,749	$(593,443)	$603,499	$(862,111)

Denominator :
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469
Common stock options and warrants (2)	-	-	-	-
Conversion of preferred shares (3)	1,428,571	-	949,764	-
	4,965,040	3,536,469	4,486,233	3,536,469

Diluted earnings per share	$0.08	$(0.17)	$0.13	$(0.24)

(1)    Since preferred shares are assumed converted, no dividends would have been paid.
(2)    Options are anti-dilutive for the three and six months ended March 31, 2003 and 2002.
(3)    Preferred shares were issued on December 2, 2002, and therefore, their effect has not been considered for the three and six months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

        The statements contained in this report regarding our future financial performance and operating results, business strategy, market prices and other activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements. Among these forward-looking statements are statements regarding our anticipated performance in the year 2003.

        We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial conditions, and/or state other "forward-looking" information. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that could cause our actual results to differ, perhaps materially, from our expectations in this report, including, but not limited to:

- estimates of reserves;
- market factors;
- market prices (including regional basis differentials) of oil and natural gas;
- results of future drilling;
- access to capital and capital markets;
- marketing activity;
- future production and costs;
- outcome of litigation; and
- and other factors discussed in this report and in our other SEC filings.

        We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors in our Form 10-KSB for the year ended September 30, 2002.

Our Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

        Net income attributable to common shareholders for the three months ending March 31, 2003 was $402,249, or $0.08 per diluted share, compared to a net loss of $593,443 or $0.17 per diluted share for the same period the prior year. Our results of operations for the second quarter of fiscal 2003 were favorably impacted by higher oil and gas prices, as well as higher natural gas volumes, coupled with lower general and administrative expenses and lower net losses on derivatives. Offsetting those effects were lower oil volumes, and higher lease operating expenses.

Revenues

        Oil and natural gas sales were $2.4 million during the three months ended March 31, 2003, compared to $1.1 million for the comparable period in 2002. This increase was mainly due to higher oil and natural gas prices, and higher gas volume offset in part by decreased oil volume. Average quarterly prices were $33.23 per barrel ("Bbl") of oil and $5.79 per thousand cubic feet ("Mcf") of natural gas for this three-month period in fiscal 2003, compared to $19.91 per Bbl and $2.41 per Mcf during the corresponding period in fiscal 2002.

        We sold approximately 35,000 barrels of oil ("MBbls") during the three months ended March 31, 2003, a decrease from the 35.7 MBbls of oil we sold for the same period in 2002. This decrease is primarily a result of natural declines in oil reserves. Corresponding natural gas sales for these periods were 196 million cubic feet ("MMcf") in 2003 and 179 MMcf in 2002. This increase in natural gas production was primarily a result of workovers on several wells in King and Cottle Counties in Texas. During the three months ended March 31, 2003, our production was 52% oil and 48% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the three months ended March 31, 2003 amounted to $1,077,000, a $341,000 increase from the $736,000 of expenses incurred for the same period during 2002. The increase was mainly due to increased production taxes and non-recurring workover costs in the AWP field in south Texas. In addition, recently adopted SFAS 143 guidelines require quarterly accretion expense adjustments in operating expenses related to estimated asset retirement obligations. This expense totaled $58,000 for the first half of fiscal 2003, and was included in lease operating expenses as of March 31, 2003. We do not anticipate any unusual workover expenditures during the remainder of fiscal 2003. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $11.63 during the quarter ending March 31, 2003, compared to $8.98 for the same period in 2002. This increase is primarily the result of higher production taxes and the new accretion expense.

        Our general and administrative expenses for the three months ending March 31, 2003 were $237,000, a $63,000 decrease from the $300,000 of expenses incurred during the same period in 2002. The decrease reflects lower salary expenses, and lower fees for accounting, audit, legal and consulting services, as well as a reduction of corporate staff and our recent cost control program.

        Depreciation, depletion and amortization was $273,000 for the three months ended March 31, 2003, an increase of $31,000 from the $242,000 of expense reported during the same period in 2002. This increase is due to increases in our oil and natural gas full cost pool.

Other Income and Expenses

        We incurred $134,000 of interest expense during the three month period ended March 31, 2003, a slight increase of $2,000 from the $132,000 of interest expended during the same period in 2002. Our interest rate increased in December of 2002 when we signed the forbearance agreement with our lender. This was partially offset by a lower debt balance. Interest expense for the three months ended March 31, 2003 and 2002 also includes $5,000 and $8,000 of amortization of deferred financing costs, respectively.

        Other income and expenses for the second quarter of fiscal 2003 includes a $223,000 loss associated with our derivative instruments. This amount represents net settlement losses of $350,000 incurred during the quarter ended March 31, 2003, offset in part by a $126,000 increase in the fair value of our derivative instruments. The loss is reported in the other income section of our statement of operations. For the same period in 2002, we experienced a $364,000 decrease in value of our derivative instruments, including $21,000 of settlement gains.

Comparison of the Six Months Ended March 31, 2003 and 2002

        Net income attributable to common shareholders for the six months ending March 31, 2003 was $580,360, or $0.13 per diluted share, compared to a net loss of $862,111 or $0.24 per diluted share for the same period in the prior year. Our results of operations for the second quarter of fiscal 2003 were favorably impacted by significantly higher oil and gas prices, coupled with lower general and administrative expenses. Partially offsetting these positive factors was a decrease in the fair value of our derivatives. Additionally we incurred higher lease operating expenses and depreciation, depletion and amortization. Further, the adoption of SFAS 143, "Asset Retirement Obligations," resulted in a $60,000 charge as a cumulative effect of change in accounting principle.

Revenues

        Oil and natural gas sales totaled $4.1 million during the six months ended March 31, 2003, compared to $2.4 million for the comparable period in 2002. This increase was mainly due to higher oil and gas prices and gas volumes, offset in part by decreased oil volumes . Our revenues for the first six months of fiscal 2003 consisted of $2.1 million in oil sales and $2.0 million in natural gas sales, compared to $1.4 million of oil sales and $900,000 of natural gas sales in 2002. Average prices were $30.22 per Bbl of oil and $4.99 per Mcf of natural gas for this six-month period in 2003, compared to $19.37 per Bbl and $2.46 per Mcf during the corresponding period in 2002.

        We sold approximately 69 MBbls of oil during the six months ended March 31, 2003, a slight decrease from the 73 MBbls we sold for the same period in 2002. Corresponding natural gas sales for these periods were 396 MMcf in 2003 and 389 MMcf in 2002. The decrease in oil volume is a result of natural production declines in our oil reserves. The increase in natural gas production was primarily a result of a new gas well drilled in Cottle County in the last quarter of fiscal 2002, as well as some repairs made to existing wells in King and Cottle County Texas. During the six months ended March 31, 2003, our production was 51% oil and 49% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the six months ended March 31, 2003 amounted to $1,841,000, an $112,000 increase from the $1,670,000 of expenses incurred for the same period during 2002. The increase was a result of higher production taxes, ad valorem taxes and accretion expense booked in accordance with SFAS 143 as described above. However, workover expenditures totaled $411,000 during the six month period ended Match 31, 2003, a decrease from the $435,000 of workovers performed during the same period of 2002. We anticipate that our existing producing wells can be maintained with the same level of workover expenditures. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $10.14 during the first half of 2003, compared to $8.66 for the same period in 2002.

        Our general and administrative expenses for the six months ending March 31, 2003 were $504,000, a $162,000 decrease from the $666,000 of expenses incurred during the same period in 2002. The decrease reflects lower salaries and lower accounting and administrative fees during the first quarter of fiscal 2003 related to the completion of our annual audit and our annual report on Form 10-KSB that was filed with the SEC in December 2002.

        Depreciation, depletion and amortization was $542,000 for the six months ended March 31, 2003, an increase of $178,000 from the $498,000 of expense reported during the same period in 2002. Our increase in depreciation, depletion and amortization resulted from the effect of increases in both natural gas sales volumes and depletable cost.

Other Income and Expenses

        We incurred $274,000 of interest expense during the six month period ended March 31, 2003, a decrease of $9,000 from the $283,000 of interest expended during the same period in 2002. The decrease is a result of lower outstanding debt. Interest expense for the six months ended March 31, 2003 and 2002 also includes $10,000 and $16,000 of amortization of deferred financing costs, respectively.

        Other expense in the first six months of fiscal year 2003 includes non-recurring expenses of $30,000 related to a potential sale of the company which was canceled during the quarter ended March 31, 2003.

        In accordance with our adoption of SFAS No.133, other income for the first half of fiscal 2003 includes a loss that resulted from a decrease in the fair value of derivative instruments. On March 31, 2003, outstanding derivatives had an aggregate negative value of $50,000 reflected in the liability section of our balance sheet. The increase in fair value during the six months ended March 31, 2003 of $227,000, net of settlement losses of $443,000 incurred during the period, was reported as a loss-component of other income in our statement of operations.

        In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $0.11 per option for employees and executive officers effective October 1, 2001. The financial statements reflect a restatement of the stock option prices to reflect the reverse split. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at March 31, 2003 since the market price per option was less than the exercise price of $1.10 (restated from $0.11 prior to reverse stock split).

Our Liquidity and Capital Resources

General

        We are presently required to classify the borrowings under our credit facility as current liabilities since the maturity date of the facility is June 1, 2003. As a result, our working capital was a negative $8,789,000 on March 31, 2003. For the six months ended March 31, 2003, capital expenditures of $145,000 and retirement of debt ($1,300,000) were funded primarily by the sale of securities and cash flow from operations. During the same period in 2002, capital expenditures of $451,000 and the retirement of debt ($38,000) were funded by additional credit facility borrowings and cash flow.

        Expenditures for drilling and workover activities are entirely at our discretion and we have made no commitments for such expenditures at this time. We expect that we will be able to generally maintain our current level of production during the third quarter of fiscal 2003 with only performing routine maintenance on our existing wells, subject to the effects of natural production declines. Any capital expenditures during the remainder of fiscal 2003 will be a function of and dependent upon available cash flow and capital resources. Any property acquisitions that we make during fiscal 2003 will also need to be funded by cash flow from operations or other capital sources.

        Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have increased over the last twelve months. Specifically, average monthly oil prices as quoted on the New York Mercantile Exchange in April 2002 were $19.70 per Bbl of oil and $2.20 per Mcf of natural gas. Average prices as quoted on the New York Mercantile Exchange for the month of April 2003 were $32.76 per Bbl of oil and $5.37 per Mcf of natural gas. However, oil and natural gas prices have declined slightly in the first part of May 2003. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. These trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter.

        As explained below, we do not have any borrowing capacity under our present credit facility. Based on our current predictions, we expect that our cash flow from operations will be sufficient to satisfy our lease operating expenses and our general and administrative expenses during the third quarter of fiscal 2003. Unless we are able to find alternative sources of capital financing, we cannot assure you that we will have adequate resources to meet our other liquidity needs.

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

        Our fiscal 2002 borrowing capacity under the credit facility was very limited. We do not expect to have any additional borrowing capacity under our present credit facility during fiscal 2003. During fiscal 2002 we borrowed a total of $400,000 under our credit facility and made repayments of $180,000. On September 30, 2002, we had an outstanding balance of $10,700,000 and no borrowing capacity. On December 2, 2002, our borrowing capacity was reduced to $9,620,000 in connection with a borrowing base revaluation that was completed in November 2002, and we promptly made a $1,000,000 principal repayment to reduce our borrowings in accordance with this limitation. Giving effect to principal repayments totaling $120,000 that were made in April and May 2003, the outstanding amount of our borrowings under the credit facility was $9,320,000 as of May 15, 2003. However, we still do not have any available borrowing capacity. All borrowings under the credit facility are secured by liens on substantially all of our assets.

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

        As a result of the amendment to the forbearance agreement, we must now make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offer Rate ("LIBOR") plus 4% per annum or at the bank's prime rate of interest plus 1.5%. However, if we do not make the monthly principal repayments required by the forbearance agreement, the rate of interest will increase to the bank's prime rate plus 5%. In no case may the rate of interest that we pay under the credit facility exceed the maximum rate permitted pursuant to applicable law. On March 31, 2003, the prime rate was 4.25% per annum and LIBOR was 1.38% per annum.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities (excluding the bank debt) may not be less than 1.25 to 1.0 at any time;

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

        As part of the forbearance agreement executed with Compass Bank, the bank agreed to waive non-compliance with all credit facility covenants on or before September 30, 2002. However, we must comply with the covenants listed above until the maturity of the credit facility on June 1, 2003. As of the end of the first and second quarters of fiscal 2003, we were in compliance with the above covenants.

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

        On May 12, 2003, we signed a commitment letter with Wells Fargo Bank, N.A. for a new revolving credit facility. Under the terms of the commitment letter, Wells Fargo has offered to extend us up to $25 million of revolving borrowing capacity subject to borrowing base limitations. Our borrowing base would be initially set at $11 million and would then be subject to a re-determination on a semi-annual basis. We would use this facility to repay the outstanding balance of our credit facility with Compass Bank.

        We would pay interest on our borrowings equal to LIBOR plus 3.25% or at Wells Fargo's prime rate of interest plus .5%. We would be required to comply with interest coverage, minimum net worth, current ratio and other customary covenants under the new credit facility. The facility would be secured by a lien on 80% of our oil and natural gas properties and would mature on April 30, 2006.

        The commitment of Wells Fargo Bank to enter into this credit facility is subject to various conditions, including the execution of legal documentation that is satisfactory to all parties. Accordingly, we cannot guarantee you that we will enter into a replacement credit facility with Wells Fargo or any other lender.

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

        In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. As of May 15, 2003, we had no borrowing capacity on our existing credit facility. Moreover, our credit facility is scheduled to mature on June 1, 2003. Our expenditures must be financed by cash flow from operations until we are able to obtain a new credit facility or equity infusion that provides sufficient liquidity. We cannot anticipate the terms of future capital or liquidity sources, and they may not be available on terms that are favorable or acceptable to us. If we are unable to secure additional financing, we cannot guarantee you that we will have sufficient resources to meet our liquidity needs in the future.

Hedging Activities

        We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize price swaps, floors, or collars, which are all placed with major financial institutions.

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

        On April 7, 2003, we settled our last derivative contract. We do not have any derivative arrangements in place at this time. Previously, we entered into derivative contracts as required by our credit facility with Compass Bank. We are no longer required by our credit facility to enter into derivative contracts, and we do not have any derivative arrangements in place at this time.

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

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We disclosed these policies in "Part I- Item 6-Management's Discussion and Analysis or Plan of Operation-Critical Accounting Policies" of our Annual Report of Form 10-KSB for the year ended September 30, 2002, which was filed with the SEC on December 26, 2002. Our critical accounting policies have not changed with the exception of our adoption of SFAS 143.

        In June 2001, the FASB approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We adopted the statement October 1, 2002.

        As a result of adoption of this statement, we recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000, and capitalized $962,000 to the full cost pool on October 1, 2002. We recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since the date of acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appears in the statement of operations as a cumulative effect of change in accounting principle of $60,000.

Related Party Transactions

        We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended March 31, 2003, we were billed $28,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $10,000 for the services that we provided during the quarter ended March 31, 2003.

        During the second quarter of fiscal 2003, we entered into farmout arrangements with MBOE Oil and Gas Limited Partnership, an entity that is wholly owned by Mr. Montgomery. The farmout arrangements involve workovers by MBOE of two of our non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in King County Texas. MBOE has completed the work on one of the wells in Ochiltree County, and has begun workover procedures on the other two wells. The estimated cost for each workover, which will be paid by MBOE, is $150,000. We assigned our working interests in these wells to MBOE, and as a result, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells until they have recovered the costs of each workover. After MBOE recovers its costs, then MBOE will re-assign one-half of our original working interest in these wells to us.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Reverse Stock Split

       At our annual meeting of stockholders on February 20, 2003, an amendment to our certificate of incorporation which effected a reverse stock split of the outstanding shares of our common stock was approved. In connection with the reverse stock split, every ten shares of our outstanding common stock was automatically reverse split into one share of common stock. Additionally, this amendment increased the par value of our common stock from $0.01 to $0.10 per share, but maintained the number of shares of common stock authorized to be issued at 50,000,000. Accordingly, this amendment had the effect of increasing the number of shares of our common stock available for issuance.

        The reverse stock split did not affect the proportionate equity interest of our holders of common stock, except as a result of stockholders who received cash in lieu of fractional shares. However, the effective increase in authorized common stock that occurred in connection with the reverse stock split could result in a decrease in the percentage equity interest owned by our current common stockholders if we decide to issue additional shares of common stock in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors:

Name	Votes For	Votes Against	Votes Withheld	Abstentions and Non-Votes
Michael E. Montgomery	35,297,526	0	0	0
Dewain V. Hill	35,297,526	0	0	0
Kenneth R. Smith	35,297,526	0	0	0
Harold H. Ginsberg	35,297,526	0	0	0

Approval of Amendment of Certificate of Incorporation and Reverse Stock Split:

Votes For	Votes Against	Votes Withheld	Abstentions and Non-Votes
34,882,376	86,550	0	52,876

Ratification of Auditors:

Votes For	Votes Against	Votes Withheld	Abstentions and Non-Votes
35,243,565	0	0	14,399

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit List

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed herewith).

3.3	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed herewith).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above)

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6

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

10.8	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.9	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.10

Purchase and Sale Agreement dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.11

Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.12

Purchase and Sell Agreement dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.13

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.14

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.15

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.16	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

99.1

Certification of Michael E. Montgomery, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Trek Resources, Inc., under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

        We filed a Current Report on Form 8-K dated February 14, 2003 that contained as an exhibit a copy of the certification that accompanied our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This report did not contain any financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: May 15, 2002	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

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

Date: May 15, 2003

/s/ Michael E. Montgomery
Michael E. Montgomery
President, Chief Executive Officer, Chief Financial Officer
(Principal Financial and Accounting Officer) and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed herewith).

3.3	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed herewith).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above)

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6

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

10.8	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.9	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.10

Purchase and Sale Agreement dated August 1, 2000, by and among Citation Oil & Gas Corp., Citation 1987 Investment Limited Partnership. Citation 1994 Investment Limited Partnership and Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.11

Letter Agreement, dated June 13, 2000, by and between McGowen Resources Company, Inc. and Petro-Hunt, L.L.C. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.12

Purchase and Sell Agreement dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.13

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.14

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.15

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.16	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

99.1

Certification of Michael E. Montgomery, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Trek Resources, Inc., under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).