Form 10QSB
period 2003-06-30
TREK RESOURCES INC
filed 2003-08-14
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at August 14, 2003
Common Stock, par value $0.10 per share	3,536,469

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TREK RESOURCES, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheet - June 30, 2003	3

	Condensed Statements of Operations - Three and Nine months ended June 30, 2003 and 2002	4

	Condensed Statements of Cash Flows - Nine months ended June 30, 2003 and 2002	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

Trek Resources, Inc.
Condensed Balance Sheet
(Unaudited)

June 30,
2003
Assets
Current assets:
Cash	$ 792,188
Accounts receivable, net	948,873
Other	99,589
Total current assets	1,840,650

Property and equipment, at cost, based on the full
cost method of accounting, net	12,362,001

Other assets	102,626

Total assets	$ 14,305,277

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 1,003,291
Total current liabilities	1,003,291

Long-term asset retirement obligation	1,140,075
Long-term debt	9,150,000
Commitments and contingencies

Stockholders' equity:
Preferred stock	1,000
Common stock	353,673
Additional paid-in capital	8,403,560
Accumulated deficit	(5,746,322)
Total stockholders' equity	3,011,911
Total liabilities and stockholders' equity	$ 14,305,277

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002

Revenues - oil and gas sales	$ 1,946,286	$ 1,540,722	$ 6,015,855	$ 3,906,646

Costs and expenses:
Lease operating expenses	1,053,095	775,059	2,894,551	2,445,360
General and administrative	223,416	240,359	727,083	906,815
Depreciation, depletion and amortization	256,690	253,762	798,397	751,753
Total costs and expenses	1,533,201	1,269,180	4,420,031	4,103,928

Income (loss) from operations	413,085	271,542	1,595,824	(197,282)

Other income (expenses):
Interest expense	(121,360)	(141,771)	(395,113)	(424,694)
Gain (loss) in fair value of derivatives,
Net of $50,000 settlement loss and $9,200
Settlement loss, 3 month periods, respectively	-	(10,513)	(216,199)	(141,095)
Other	(828)	(22,136)	(30,506)	(1,918)
Total other income (expenses)	(122,188)	(174,420)	(641,818)	(567,707)

Net income (loss) before accounting change	$ 290,897	$ 97,122	$ 954,006	$ (764,989)
Cumulative effect of accounting change	-	-	(59,610)	-
Net Income (Loss)	$ 290,897	$ 97,122	$ 894,396	$ (764,989)
Preferred Dividends	(17,500)	-	(40,638)	-
Net income available to common shareholders	$ 273,397	$ 97,122	$ 853,758	$ (764,989)
Weighted average common shares outstanding
Basic*	3,536,469	3,536,469	3,536,469	3,536,469
Diluted	4,965,040	3,536,469	4,645,835	3,536,469

Net income (loss) before accounting change per share:
Basic*	$ 0.08	$ 0.03	$ 0.26	$ (0.22)
Diluted*	$ 0.06	$ 0.03	$ 0.20	$ (0.22)

Cumulative effect of accounting change
Basic*	$ -	$ -	$ (0.02)	$ -
Diluted*	$ -	$ -	$ (0.02)	$ -

Net income (loss) per share:
Basic*	$ 0.08	$ 0.03	$ 0.24	$ (0.22)
Diluted*	$ 0.06	$ 0.03	$ 0.18	$ (0.22)

* Restated for effect of 10 to 1 reverse stock split of Feb 2003

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended June 30,
	2003	2002
Operating Activities
Net income (loss)	$ 894,396	$ (764,989)
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:
Depreciation, depletion and amortization	798,397	751,753
Change in fair value of derivatives	(276,387)	241,366
Cumulative effect of FAS No. 143	59,610	-
Accretion of asset retirement obligations	86,204	-
Amortization of deferred financing costs	14,927	23,111
Changes in working capital:
Decrease (increase) in accounts receivable	(161,633)	(23,646)
Increase (decrease) in accounts payable and accrued liabilities	(163,293)	(385,049)
Decrease (increase) in drilling advances	(2,027)	160,440
Decrease (increase) in other current assets	(18,359)	(14,596)
Net cash provided (used) by operating activities	1,231,835	(11,610)

Investing Activities
Additions to oil and gas properties	(219,455)	(595,293)
Sale of oil and gas properties	-	59,964
Additions to other property and equipment	(18,073)	(38,457)
Net cash used by investing activities	(237,528)	(573,786)

Financing Activities
Proceeds from long-term borrowings, net of
deferred financing costs	9,312,226	396,000
Repayments of long-term debt	(10,941,600)	(120,000)
Repayments of other notes	-	(37,820)
Preferred Stock dividends paid	(5,639)	-
Proceeds from issuance of preferred stock, net of offering costs	942,153	-
Net cash provided (used) by financing activities	(692,860)	238,180

Net increase (decrease) in cash	301,447	(347,216)
Cash and cash equivalents at the beginning
of the period	490,741	855,778
Cash and cash equivalents at the end of the period	$ 792,188	$ 508,562

See accompanying notes.

TREK RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        You should read these consolidated financial statements along with the consolidated financial statements and notes in the 2002 Annual Report on Form 10-K of Trek Resources Inc. (the "Company, we, us, our") filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, only consisting of normal recurring adjustments necessary for a fair presentation of the results of these interim periods. Operating results for the three and nine month periods ended June 30, 2003 may not necessarily be indicative of the results for the year ending September 30, 2003.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted the statement October 1, 2002.

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

        On October 2001, the FASB also approved SFAS No. 144, ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for the Company beginning October 1, 2002 and, generally, are to be applied prospectively. At this time, the Company does not believe this statement will have a material impact on its financial position, results of operations, or cash flows, except that certain properties the Company disposes of may be reported in discontinued operations following their disposition.

        Statement No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"), was issued in June 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted for in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." SFAS 146 will be effective in January 2003. The Company does not expect SFAS 146 to have a significant effect in its financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based compensation - Transition and Disclosure" ("SFAS 148") - an amendment of FASB Statement No. 123" ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

        Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

Three Months Ended		Nine Months Ended
June 30,		June 30,
2003	2002	2003	2002
Pro forma impact of fair value method
Income applicable to common shares, as reported	$273,397	$97,122	$ 853,758	$(764,989)
Pro-forma stock-based compensation costs under the fair value method, net of related tax	(8,138)	(8,138)	(24,413)	(24,413)
Pro-forma income applicable to common shares under the fair-value method	$265,259	$88,984	$829,345	$(789,402)
Earnings per common share
Basic earnings per share reported	0.08	0.03	0.24	(0.22)
Diluted earnings per share reported	0.06	0.03	0.18	(0.22)
Pro-forma basic earnings per share under the fair value method	0.08	0.03	0.23	(0.22)
Pro-forma diluted earnings per share under the fair value method	0.05	0.03	0.18	(0.22)

NOTE 3. CREDIT FACILITY

        On May 28, 2003, the Company entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits the Company to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to the Company under its existing credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of this new loan.

         On May 28, 2003, the initial funding of the new credit facility was $9,351,600. Giving effect to subsequent principal repayments totaling $351,600 that were made in June and July 2003, the outstanding amount of our borrowings under the credit facility was $9,000,000 as of August 14, 2003.

        The borrowing base under the new credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. The Company will pay interest on its borrowings under the new credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The new credit facility is secured by a lien on approximately 80% of Trek's oil and natural gas properties and matures on April 30, 2006.

NOTE 4. RISK MANAGEMENT

         The Company may periodically enter into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. In the past the Company has primarily utilized price swaps, floors or collars, which were all placed with major financial institutions.

        Under these arrangements, monthly settlement amounts were calculated based on the difference between the agreed upon fixed prices and the average New York Mercantile Exchange ("NYMEX") closing prices for West Texas Intermediate Crude Oil ("WTI") and Natural Gas (Henry Hub delivery point) each business day during the monthly period. Payments to or from each financial counterparty were due 30-days following each settlement month.

        The Company adopted Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2001. The Company elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income or expense in the period during which they occur. Prior to the adoption of SFAS 133, these instruments were accounted for as hedges.

        At June 30, 2003, we had no open derivative positions, and all positions open at the end of the quarter ended March 31, 2003 were closed. For the quarter ended June 30, 2003, none of the Company's revenue, in equivalent barrels, was hedged.

NOTE 5. LIQUIDITY

        As reflected in the accompanying financial statements, the Company reported a net income in the first nine months of fiscal 2003, and has a positive working capital. In addition, on May 28, 2003 the Company entered into a new loan agreement with Wells Fargo Bank Texas, N.A. that permits borrowing up to $25 million on a revolving basis, subject to a borrowing base formula, which is currently set at $11,000,000. The Company also raised $1,000,000 in private equity in December 2002. As a result of this equity infusion, as well as cash flow from operations, the company has been able to reduce its bank debt by $1.6 million since September 30, 2002.

NOTE 6. RECENT SALES OF UNREGISTERED SECURITIES

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

       Each share of Series A preferred stock may be converted into the number of shares of the Company's common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.07. This conversion right may be exercised at the option of the holder. Additionally, holders of our Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before the Company may pay dividends to holders of our common stock. The Company may choose to pay this dividend in cash or by issuing additional shares of our common stock. Holders of our Series A preferred stock are entitled to a liquidation preference of $10.00 per share plus accumulated unpaid dividends (a total of $1,035,000 at June 30, 2003) and participate in voting on all matters submitted to our holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the share of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

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

NOTE 7. REVERSE STOCK SPLIT

       At the annual meeting on February 20, 2003 the stockholders approved an amendment to our certificate of incorporation, which effected a reverse stock split of the outstanding shares of common stock whereby every ten shares of outstanding common stock was automatically reverse split into one share of common stock outstanding. Additionally, this amendment increased the par value of the common stock from $0.01 to $0.10 per share. It maintained the number of shares of common stock authorized at 50,000,000. Accordingly, this amendment had the effect of increasing the number of shares of the Company's common stock available to be issued. The Company's certificate of incorporation was amended to effect the reverse stock split.

NOTE 8. EARNINGS PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three and nine months ended June 30, 2003 and 2002, as restated for the effect of the reverse split. The diluted gain per share for the three and nine months ended June 30, 2003 includes the assumed conversion option of preferred shares, and excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive.

Three Months Ended	Nine Months Ended
June 30,	June 30,
	2003	2002	2003	2002
Basic earnings per share
Numerator:
Net income (loss)	$ 290,897	$ 97,122	$ 894,396	$ (764,989)
Less: dividends on preferred shares	(17,500)	-	(40,638)	-
Net income available to common shareholders	$ 273,397	$ 97,122	$ 853,758	$ (764,989)

Denominator:
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469

Basic earnings per share	$0.08	$0.03	$0.24	$(0.22)

Diluted earnings per share
Numerator:
Net income	$ 290,897	$ 97,122	$ 894,396	$ (764,989)
Less: dividends on preferred shares (1)	-	-	-	-
Net income available to common shareholders	$290,897	$ 97,122	$1,109,366	$(764,989)

Denominator :
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469
Common stock options and warrants (2)	-	-	-	-
Conversion of preferred shares (3)	1,428,571	-	1,109,366	-
	4,965,040	3,536,469	4,645,835	3,536,469

Diluted earnings per share	$0.06	$0.03	$0.18	$(0.22)

(1)    Since preferred shares are assumed converted, no dividends would have been paid.
(2)    Options are anti-dilutive for the three and nine months ended June 30, 2003 and 2002.
(3)    Preferred shares were issued on December 2, 2002, and therefore, their effect has not been considered for the three and nine months ended June 30, 2002.

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

Our Results of Operations

Comparison of the Three Months Ended June 30, 2003 and 2002

        Net income for the three months ending June 30, 2003 was $290,897, or $0.08 per diluted share, compared to a net income of $97,122 or $0.03 per diluted share for the same period of the prior year. Our results of operations for the third quarter of fiscal 2003 were favorably impacted by higher oil and gas prices, as well as higher natural gas volumes, coupled with lower general and administrative expenses and lower net losses on derivatives and other expenses. Offsetting those effects were lower oil volumes, and higher lease operating expenses.

Revenues

        Oil and natural gas sales were $1,946,000 during the three months ended June 30, 2003, compared to $1,541,000 for the comparable period in 2002. This increase was mainly due to higher oil and natural gas prices, and higher gas volume offset in part by decreased oil volume. Average quarterly prices were $28.73 per barrel ("Bbl") of oil and $4.88 per thousand cubic feet ("Mcf") of natural gas for this three month period in fiscal 2003, compared to $24.95 per Bbl and $3.31 per Mcf during the corresponding period in fiscal 2002.

        We sold approximately 34 thousand barrels of oil ("MBbls") during the three months ended June 30, 2003, a decrease from the 37 MBbls of oil we sold for the same period in 2002. This decrease is primarily a result of natural declines in oil reserves being produced from our properties. Corresponding natural gas sales for these periods were 195 million cubic feet ("MMcf") in 2003 and 180 MMcf in 2002. This increase in natural gas production was primarily a result of a recompletion and workovers on several wells in King and Cottle Counties in Texas. During the three months ended June 30, 2003, our production was 52% oil and 48% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the three months ended June 30, 2003 amounted to $1,053,000, a $278,000 increase from the $775,000 of expenses incurred for the same period during 2002. The increase was mainly due to increased production taxes and higher lease operating costs in the fields in west Texas. Generally, we will experience higher production taxes whenever the prices we receive for our production or our production volumes increase. In addition, recently adopted Statement of Financial Accounting Standards No. 143 "Asset Retirement Obligations" ("SFAS 143") requires quarterly accretion expense adjustments in operating expenses related to estimated asset retirement obligations. This expense totaled $27,000 for the three months ended June 30, 2003, and $86,000 for the first nine months of fiscal 2003, and was included in lease operating expenses as of June 30, 2003. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $11.69 during the quarter ending June 30, 2003, compared to $9.66 for the same period in 2002. This increase is primarily the result of higher utility bills, production taxes and the new accretion expense.

        Our general and administrative expenses for the three months ending June 30, 2003 were $223,000, a $17,000 decrease from the $240,000 of expenses incurred during the same period in 2002. The decrease reflects lower salary expenses and accounting services, as a result of a reduction in corporate staff and our cost control program initiated at the end of last fiscal year. This was offset by a legal fee recovery during the third quarter of fiscal 2002 that exceeded our legal fees for that quarter. Therefore, legal fees for the same quarter in fiscal 2003 appear to be substantially higher.

        Depreciation, depletion and amortization was $257,000 for the three months ended June 30, 2003, a slight increase from the $254,000 of expense reported during the same period in 2002. This increase is due to increases in our oil and natural gas full cost pool.

Other Income and Expenses

        We incurred $121,000 of interest expense during the three month period ended June 30, 2003, a decrease of $21,000 from the $142,000 of interest expended during the same period in 2002. This was a result of a lower debt balance and lower interest rates. Interest expense for the three months ended June 30, 2003 and 2002 also includes $4,000 and $7,000 of amortization of deferred financing costs, respectively.

        Other income and expenses for the third quarter of fiscal 2003 reflected no gain or loss associated with our derivative instruments, as all positions have been settled. For the same period in 2002, we experienced a net $10,000 loss related to our derivative instruments. Also in the third quarter of fiscal 2002 an accounting adjustment was made to reverse a prior year entry resulting in a $22,000 loss in other expense.

Comparison of the Nine months Ended June 30, 2003 and 2002

        Net income for the nine months ending June 30, 2003 was $894,396, or $0.17 per diluted share, compared to a net loss of $764,989 or $0.22 per diluted share for the same period in the prior year. Our results of operations for the first nine months of fiscal 2003 were favorably impacted by significantly higher oil and gas prices, coupled with lower general and administrative expenses. Partially offsetting these positive factors was a decrease in the fair value of our derivatives. Additionally we incurred higher lease operating expenses and depreciation, depletion and amortization. Further, the adoption of SFAS 143 resulted in a $60,000 charge as a cumulative effect of change in accounting principle.

Revenues

        Oil and natural gas sales totaled $6,016,000 during the nine months ended June 30, 2003, compared to $3,907,000 for the comparable period in 2002. This increase was mainly due to higher oil and gas prices and gas volumes, offset in part by decreased oil volumes. Our revenues for the first nine months of fiscal 2003 consisted of $3,100,000 in oil sales and $2,900,000 in natural gas sales, compared to $2,300,000 of oil sales and $1,600,000 of natural gas sales in 2002. Average prices were $29.68 per Bbl of oil and $5.03 per Mcf of natural gas for this nine month period in 2003, compared to $21.26 per Bbl and $2.73 per Mcf during the corresponding period in 2002.

        We sold approximately 104 MBbls of oil during the nine months ended June 30, 2003, a slight decrease from the 110 MBbls we sold for the same period in 2002. Corresponding natural gas sales for these periods were 584 MMcf in 2003 and 569 MMcf in 2002. The decrease in oil volume is a result of natural production declines in our oil reserves. The increase in natural gas production was primarily a result of a new gas well drilled in Cottle County in the last quarter of fiscal 2002, as well as some repairs made to existing wells in King and Cottle Counties, Texas. During the nine months ended June 30, 2003, our production was 52% oil and 48% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the nine months ended June 30, 2003 amounted to $2,895,000, a $450,000 increase from the $2,445,000 of expenses incurred for the same period during 2002. The increase was a result of higher lease operating expenses due to higher production taxes, ad valorem taxes and accretion expense booked in accordance with SFAS 143 as described above. However, workover expenditures remained relatively stable at $687,000 during the nine month period ended June 30, 2003, a slight decrease from the $698,000 of workovers performed during the same period of 2002. We anticipate that our existing producing wells can be maintained with the same level of workover expenditures. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $10.56 during the first nine months of 2003, compared to $8.56 for the same period in 2002.

        Our general and administrative expenses for the nine months ending June 30, 2003 were $727,000, a $180,000 decrease from the $907,000 of expenses incurred during the same period in 2002. The decrease reflects lower payroll expenses and lower accounting and administrative fees offset in part by higher contact labor expenses. This resulted from a streamlining of administrative duties within our company beginning at the end of our last fiscal year.

        Depreciation, depletion and amortization was $798,000 for the nine months ended June 30, 2003, an increase of $46,000 from the $752,000 of expense reported during the same period in 2002. Our increase in depreciation, depletion and amortization resulted from the effect of increases in both natural gas sales volumes and depletable cost.

Other Income and Expenses

        We incurred $395,000 of interest expense during the nine month period ended June 30, 2003, a decrease of $30,000 from the $425,000 of interest expended during the same period in 2002. The decrease is a result of lower outstanding debt and lower interest rates. Interest expense for the nine months ended June 30, 2003 and 2002 also includes $14,000 and $23,000 of amortization of deferred financing costs, respectively.

        Other expense in the first nine months of fiscal year 2003 includes non-recurring expenses of $30,000 related to a potential sale of the company which was canceled during the quarter ended December 31, 2002.

        In accordance with our adoption of SFAS 133, other income for the first nine months of fiscal 2003 includes a loss that resulted from a decrease in the fair value of derivative instruments. On June 30, 2003, outstanding derivatives had an aggregate value of $0 reflected in the liability section of our balance sheet. The increase in fair value during the nine months ended June 30, 2003 of $276,000, net of settlement losses of $493,000 incurred during the period, was reported as a loss-component of other income in our statement of operations. Our derivative counter-party financial institution determined this fair value amount. For the nine months ended June 30, 2002, the decrease in fair value of $241,000 offset the settlement gains of $100,000 to net a reported loss in other expenses of $141,000.

        In September 2001, our board of directors approved the re-pricing of certain stock option grants to $0.11 per option for employees and executive officers effective October 1, 2001. The financial statements reflect a restatement of the stock option prices to reflect the reverse split. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at June 30, 2003 since the market price per option was less than the exercise price of $1.10 (restated from $0.11 prior to reverse stock split).

Our Liquidity and Capital Resources

General

        Our working capital was $837,000 on June 30, 2003. In May of 2003 our credit facility with Compass Bank was refinanced with a new facility at Wells Fargo Bank. For the nine months ended June 30, 2003, capital expenditures of $238,000 and retirement of debt ($1,600,000) were funded primarily by the sale of securities and cash flow from operations. During the same period in 2002, capital expenditures of $634,000 and the retirement of debt ($158,000) were funded by additional credit facility borrowings and cash flow.

        Any capital expenditures during the remainder of fiscal 2003 will be a function of and dependent upon available cash flow and capital resources. We are planning to drill one well in Cottle County, Texas in partnership with P.C. Burns Oil Producers, Inc. ("Burns") in the fourth quarter of fiscal 2003. We had a drilling arrangement with Burns during fiscal 2002 in which three wells were drilled in the same area. We do not currently have any other commitments to make capital expenditures. Any property acquisitions that we make during fiscal 2003 will also need to be funded by cash flow from operations or other capital sources. We expect that cash flow from operations and the borrowing capacity under our credit facility will provide us with sufficient liquidity for the fourth quarter of fiscal 2003.

        Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have increased over the last twelve months. Specifically, average monthly oil prices as quoted on the New York Mercantile Exchange in June 2002 were $25.61 per Bbl of oil and $3.26 per Mcf of natural gas. Average prices as quoted on the New York Mercantile Exchange for the month of June 2003 were $30.48 per Bbl of oil and $5.91 per Mcf of natural gas. However, natural gas prices have declined slightly in the first part of August 2003. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. These trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter. Additionally we are experiencing the effects of natural production declines in our oil and natural gas reserves. As a result, our production volumes may decrease in the future if these effects are not offset by the drilling of new wells, successful workover activities, or acquisition of new producing properties.

Credit Facility

        On May 28, 2003, we entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of this new loan.

         On May 28, 2003 our initial funding of the new credit facility was $9,351,600. Giving effect to subsequent principal repayments totaling $351,600 that were made in June and July 2003, the outstanding amount of our borrowings under the credit facility was $9,000,000 as of August 14, 2003.

        The borrowing base under the new credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. We will pay interest on its borrowings under the new credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On June 30, 2003 LIBOR was 1.1% and Wells Fargo's prime rate was 4%. Under the terms of the facility, Trek is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The New Credit Facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities may not be less than 1.0 to 1.0 at any time;

-

our tangible net worth must be at least equal to the sum of (a) $1,875,000, (b) 50% of any quarterly net income for fiscal quarters ending after March 31, 2003, and (c) 75% of any proceeds that we receive from equity issuances or other types of capital contributions; and

-	our quarterly ratio of earnings (before interest, taxes, depreciation, depletion, amortization and other non-cash items) to interest expense may not be less than 2.5 to 1.0.

As of the end of the third quarter of fiscal 2003, we were in compliance with the above covenants.

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

        In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. Our current plan is to finance any expenditures by cash flow from operations and continue to regularly reduce the principal of our bank debt. We continue to consider joint drilling and recompletion arrangements in order to reduce our risk while increasing our reserve base.

Hedging Activities

        We may periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. In the past, we have primarily utilized price swaps, floors, or collars, which were all placed with major financial institutions.

        Under these arrangements, monthly settlement amounts were calculated based on the difference between the agreed upon fixed prices and the average New York Mercantile Exchange closing prices for West Texas Intermediate Crude Oil and Natural Gas (Henry Hub delivery point) each business day during the monthly period. Payments to or from each financial counterparty were due 30-days following each settlement month.

        On April 7, 2003, we settled our last derivative contract. We do not have any derivative arrangements in place at this time. Previously, we entered into derivative contracts as required by our credit facility with Compass Bank. We are not required by our present credit facility to enter into derivative contracts, and we do not have any derivative arrangements in place at this time.

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

        In June 2001, the FASB approved for issuance SFAS 143. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We adopted the statement October 1, 2002.

        As a result of adoption of this statement, we recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000, and capitalized $962,000 to the full cost pool on October 1, 2002. We recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since the date of acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appear in the statement of operations as a cumulative effect of change in accounting principle of approximately $60,000.

Related Party Transactions

        We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended June 30, 2003, we were billed $31,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $11,000 for the services that we provided during the quarter ended June 30, 2003.

        During the second and third quarters of fiscal 2003, we entered into farmout arrangements with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involve three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County Texas. MBOE has agreed to pay 100% of the costs of these workovers to earn an assignment of 50% of the borehole rights to these wells. We have substantially completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Under the same agreement, MBOE has also agreed to pay for the drilling of one proved undeveloped (PUD) well in Eastland County, Texas. Drilling has not commenced at this date. Prior to payout, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After payout, we will assign 50% of our working interests in these wells to MBOE.

ITEM 3. CONTROLS AND PROCEDURES

        The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission. Mr. Michael E. Montgomery, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, Mr. Montgomery has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit List

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above)

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6

Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.1

Loan Agreement, dated as of May 28, 2003, by and between Trek Resources, Inc. and Wells Fargo Bank Texas, National Association (previously filed as an exhibit to our Current Report on Form 8-K filed on May 29, 2003 and incorporated herein by reference).

10.2	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.3	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

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

10.6

Purchase and Sell Agreement dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.7

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.8

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.9

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.10	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

31.1

Certification of Michael E. Montgomery, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Trek Resources, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

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

TREK RESOURCES, INC. (Registrant)

Date: August 14, 2003	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above)

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6

Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.1

Loan Agreement, dated as of May 28, 2003, by and between Trek Resources, Inc. and Wells Fargo Bank Texas, National Association (previously filed as an exhibit to our Current Report on Form 8-K filed on May 29, 2003 and incorporated herein by reference).

10.2	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.3	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

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

10.6

Purchase and Sell Agreement dated May 4, 2000, by and between McGowen Resources Company, Inc. and Coastal Oil & Gas USA, L.P. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.7

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.8

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.9

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.10	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

31.1

Certification of Michael E. Montgomery, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Trek Resources, Inc., under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Michael E. Montgomery, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Trek Resources, Inc., under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).