Form 10KSB
period 2003-09-30
TREK RESOURCES INC
filed 2003-12-29
CIK 1133932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number 0-32491

TREK RESOURCES, INC.
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2416059 (I.R.S. Employer Identification No.)

4925 Greenville Avenue, Suite 955 Dallas, Texas (Address of principal executive offices)	75206 (Zip Code)

(214) 373-0318
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.10 Per Share
(Title of class)
______________________________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES  [X]        NO  [   ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

State the issuer's revenues for its most recent fiscal year. $8,078,066

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (for the purposes of this calculation only, directors, executive officers, and 10% or greater stockholders are deemed to be affiliates) $1,196,666.

As of December 15, 2003, the issuer had 3,536,469 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, expected to be filed during January 2004, are incorporated by reference into Part III of this Form 10-KSB.

_

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURE PAGE

APPENDIX A.

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

          At September 30, 2003, we owned proved reserves of approximately 11.4 Bcf of natural gas and 1,396 MBbls of oil aggregating to approximately 3,294.7 MBoe with a PV-10 of $29 million and a standardized measure, which is a PV-10 value that is adjusted to reflect the estimated effects of federal income taxes, of $22.5 million. At September 30, 2003, approximately 42% of our proved reserves were oil and 58% of our proved reserves were natural gas. At September 30, 2003, we had interests in 384 wells, including 313 wells (including injection wells) that we operate.

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

          We prefer to act as operator of the oil and natural gas properties and prospects in which we own an interest, although we do operate as a contract operator for approximately 17 wells for other owners. We presently operate approximately 82% of the oil and natural gas wells in which we have an interest.

Duties of the operator of an oil or natural gas property include:

* supervise production;
* maintain production records;
* contract with field personnel to oversee the general operations of the properties;
* perform other functions required for the production of oil and natural gas; and
* monitor performance, both operating and financial; strive to optimize cash flows derived from the properties.

Industry Language

          The oil and natural gas industry is characterized by the use of very precise specialized language. The following is a brief explanation of certain industry terms which we use in this annual report on Form 10-KSB. We believe this explanation will help you understand our operations, risks, and strategies. (Certain other technical terms are defined in a "Glossary" located at page 26)

          We use five different terms to describe the status of our oil and natural gas wells. A "development well" is a well drilled within a known oil and natural gas reservoir with the intention of installing permanent equipment to produce oil and natural gas. An "exploratory well" is a well drilled in an area not known to be an oil and natural gas reservoir. A "producing well" (also called a production well or a productive well) is a well that is currently producing oil or natural gas or that is capable of production. A "dry hole" is an exploratory or development well that is incapable of producing oil or natural gas in sufficient quantities to justify an economic completion of the well. Finally, a "completed well" refers to a well in which permanent equipment for oil and natural gas production has been installed, or in the case of a dry hole, reporting the abandonment of the well to the appropriate agency.

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

Risks Related to Our Business

We Have Incurred Losses in the Past

          We have an accumulated deficit of $5.3 million at September 30, 2003, which is the result of significant losses for the years ended September 30, 2002, September 30, 1999 and prior. We may incur net losses in the future, and these losses may be significant. Consequently, our liquidity has been reduced, which has made it more difficult for us to raise capital. If our ability to raise capital is impaired we may be unable to implement our current business strategy.

We Have a Significant Amount of Debt Which We May Be Unable to Repay

          As of September 30, 2003, we had a total of $8,800,000 of bank debt outstanding and our ratio of total indebtedness to total capitalization was 77%. Our level of indebtedness may affect our operations in the following ways:

        *      a substantial portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness and would not be available for operating capital and other purposes; and

        *      the covenants contained in our credit facility, which are further described in "Part II - Item 6 -
               Management's Discussion and Analysis and Plan of Operation - Our Liquidity and Capital
               Resources - Credit Facility," require us to meet certain financial tests and other restrictions that limit our ability to borrow additional funds, to grant liens and to dispose of assets and affect our flexibility in planning for and reacting to changes in our business.

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

We May Need Additional Financing Which We May Be Unable to Obtain

          Our business requires capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. Our pursuit of additional capital may result in the incurrence of additional indebtedness. Moreover, we may conduct potentially dilutive issuances of additional equity securities in an effort to raise additional capital. For example, we issued 100,000 shares of Series A preferred stock on December 2, 2002 that may be converted into approximately 1,428,571 shares of our common stock. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

* drilling costs;
* completion costs;
* workover costs;
* transportation costs;
* equipment costs;
* marketing expenses;
* staffing levels and competitive conditions; and
* any purchases or dispositions of assets.

Our failure to obtain any required additional financing may impede our ability to increase our oil and natural gas reserves. If we are unable to increase our level of reserves, our future cash flow and earnings may be significantly reduced.

Hedging Our Production May Cause Us to Forego Future Profits

          To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into hedging arrangements for a portion of our oil and natural gas production. In the past our credit arrangements have required us to hedge a certain level of our production, but in our current loan agreement hedging is not required. For the year ended September 30, 2003 we hedged approximately 11% of our equivalent production.

          For the year ended September 30, 2003 our earnings and cash flow were reduced by $ 216,000 in net losses on derivatives. This resulted from a recording a gain in fair value of the derivatives of a total of $276,000, net of approximately $492,000 of settlement losses arising under our existing hedge contracts. We had no outstanding derivative contracts as of September 30, 2003.

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

We Are Subject to Third Party Credit Risks

          We sell our production to multiple purchasers, five of whom accounted for approximately 79% of fiscal 2003 sales. In addition, we currently use a single counterparty to conduct financial derivative transactions. We typically do not secure with collateral any of our credit positions with third parties. Accordingly, the failure of a party to make any payment due could materially adversely affect our revenue and liquidity. In addition, the failure of a counterparty on our financial derivative contracts could, if we were in a net credit position, have a material adverse effect on our balance sheet and income statement.

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

Risks Related to the Oil and Natural Gas Industry

Our Revenue Depends on Oil and Natural Gas Prices Which Fluctuate

          Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are also beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

* the level of domestic production;
* the availability of imported oil and natural gas;
* actions taken by foreign oil and natural gas producing nations;
* the availability of transportation systems with adequate capacity;
* the availability of competitive fuels;
* fluctuating and seasonal demand for natural gas;
* conservation and the extent of governmental regulation of production;
* weather;
* foreign and domestic government relations;
* the price of domestic and imported oil and natural gas; and
* the overall economic environment.

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

We Are Exposed to Operating Hazards and Uninsured Risks

Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

* fire, explosions, and blowouts;
* pipe failure;
* abnormally pressured formations; and
* environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine, or well fluids into the environment (including groundwater contamination).

These events may cause us substantial losses resulting from:

* injury or loss of life;
* severe damage to or destruction of property, natural resources and equipment;
* pollution or other environmental damage;
* clean-up responsibilities;
* regulatory investigation; and
* penalties and suspension of operations.

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

* downward adjustments to our estimated proved reserves;
* increases in our estimates of development costs; or
* deterioration in our exploration and exploitation results.

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

Risks Related to Ownership of Our Common Stock

There is a Limited Market for Our Common Stock

          Our common stock trades on the over-the-counter market and is quoted on the over-the-counter bulleting board ("OTCBB") maintained by the National Association of Securities Dealers. Prior to October 2, 2001, our common stock was quoted in "pink sheets" published by the National Quotation Bureau. Additionally, although prices for our common stock market are quoted on the OTCBB, the market for our common stock is very small. According to information supplied by the OTCBB on November 30, 2003, there are eight institutions that act as "market makers" and buy and sell shares of our common stock as orders are placed. Specifically, these market makers are William V. Frankel & Co., Jersey City, New Jersey, Hill Thompson Magid & Co., Jersey City, New Jersey, M.H. Meyerson & Co., Inc., Jersey City, New Jersey, Knight Securities, Inc., Jersey City, New Jersey, Paragon Capital Markets, Boca Raton, Florida, Wilson-Davis & Co., Inc., Scottsdale, Arizona and Wien Securities Corp., Jersey City, New Jersey, and Schwab Capital Markets, L.P., Jersey City, New Jersey. We cannot assure you that these or other market makers will continue to actively deal in our common stock. If we are unable to locate a market maker, the liquidity of shares of our common stock would be severely limited. Often, there will be no trading in our common stock at all. We cannot assure you that our investors will be able to sell shares of our common stock at prices and times that are desirable.

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

Transactions in Our Common Stock May Be Subject to Penny Stock Trading Rules

          Rules 15g-1 through 15g-100 promulgated by the SEC under the Securities Exchange Act of 1934 provide various limitations on transactions involving "penny stocks." Penny stocks are defined as equity securities that do not meet specific requirements listed in Rule 3a51-1, also promulgated by the SEC under the Exchange Act. Currently, we are exempt from the penny stock rules by virtue of Rule 3a51-1(g), which excludes the equity securities of issuers that have been in continuous operations for three years and have over $2,000,000 of net tangible assets. Net tangible assets are defined as total assets less intangible assets and liabilities. Our net tangible assets were $3,426,727 as of September 30, 2003. However, reductions in the estimates of our proved reserves, increased borrowings under our credit facility in connection with acquisitions or other factors reducing our net tangible assets may subject us to the penny stock rules. If we are no longer exempt from these rules, brokers and dealers that effectuate a trade in our common stock must comply with the penny stock rules unless the transaction is of a type that is exempted from these rules, such as transactions with established customers or "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933. Specifically, penny stock rules require brokers and dealers to furnish their customers with the information set forth in Schedule 15G published by the SEC. Schedule 15G contains information concerning the general risks associated with penny stocks, including a description of the broker or dealer's compensation in the transaction, a discussion of the difference between bid and ask prices and the general liquidity of the security being sold. Brokers and dealers must obtain a manually signed acknowledgment of the receipt of this information from their customers. These additional sale requirements may result in a reduced trading volume and trading price for our common stock, which could restrict the ability of our stockholders to sell shares of our common stock.

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

A Disposition of a Significant Number of Shares of Our Common Stock by Michael E. Montgomery Could Result in a Change of Control of Our Company

          Over 57% of our common stock is owned of record by Michael E. Montgomery. Mr. Montgomery also owns 50,000 shares of our Series A preferred stock, which may be converted into over 700,000 additional shares of our common stock. If these shares of Series A preferred stock were converted by only Mr. Montgomery, he could own 65% of our common stock. The shares owned by Mr. Montgomery represent more than the majority of our outstanding shares of common stock. Therefore, any event that results in a significant disposition or transfer of these shares, such as the death of Mr. Montgomery, could also cause a change of control of our company.

Business Strategy

We intend to foster our growth as an independent oil and natural gas company by implementing the following business strategies:

       *     Financial Growth. We plan to achieve asset, revenue, and cash flow growth, and increase the value of our stock, as a result of the acquisition and further development of producing oil and natural gas properties.

       *     Acquire and Enhance Producing Oil and Natural Gas Properties. We plan to take advantage of opportunities that currently exist in the United States to acquire producing oil and natural gas properties.
             We continue to focus our acquisition activities onshore in Texas and Oklahoma in order to complement our existing properties and operations; however, we plan to review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets. We prefer to acquire properties with production from shallow to medium depths, which offer lower geologic and mechanical risk of operations. We believe that numerous opportunities exist to acquire additional energy assets and to enhance the value of these assets through improved operating practices and by aggressively developing reserve potential. For a discussion of the financing alternatives for these activities, please see "Part II -
             Item 6 - Management's Discussion and Analysis and Plan Operations - Our Liquidity and Capital
             Resources."

       *     Emphasize Exploitation and Development Activities. We plan to exploit existing oil and natural gas properties and to conduct development evaluation and drilling on our existing and future oil and natural gas properties.  We intend to concentrate on enhancement opportunities such as infill drilling, recompletions, secondary recovery projects, repairs, and equipment changes. We may participate, from time to time, in a limited number of exploratory wells.

       *     Technology. We plan to increase exploitation efforts, focusing on established geological trends where we can employ geological, geophysical, and engineering expertise. We are considering the application of 3-D seismic technologies to evaluate potential areas of development. Further, we may implement horizontal drilling technologies, which generally involve the continuation of traditional vertical wellbores in horizontal directions in an effort to increase the amount of oil and natural gas that is ultimately recovered.

Developments During Fiscal 2003

We Issued Shares of Series A Preferred Stock

          On December 2, 2002, we entered into a stock purchase agreement with Michael E. Montgomery and Faye C. Briggs for the purchase of 100,000 shares of our Series A convertible preferred stock for a total purchase price of $1,000,000, or $10.00 per share. We sold 50,000 shares of Series A preferred stock to Mr. Montgomery and 50,000 shares of Series A preferred stock to Ms. Briggs in accordance with the terms of the stock purchase agreement. Mr. Montgomery is our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, and also serves as a member of our board of directors. Ms. Briggs is Mr. Montgomery's mother. We used the proceeds from this sale to reduce the outstanding balance of our prior credit facility with Compass Bank.

          Each share of Series A preferred stock may be converted into the number of shares of our common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is presently $.70 per share. This conversion right may be exercised at the option of the holder. Additionally, holders of our Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before we may pay dividends to holders of our common stock. We may choose to pay this dividend in cash or by issuing additional shares of our common stock. For the year ended September 30, 2003, we paid dividends on our Series A preferred stock in cash. Holders of our Series A preferred stock are entitled to a liquidation preference of $10.00 per share and participate in voting on all matters submitted to our holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the share of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

We Conducted a Reverse Split of Our Common Stock

          At our 2003 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation which effected a reverse stock split of our outstanding shares of common stock. We filed this amendment with the Delaware Secretary of State effective as of February 24, 2003, at which time every ten shares of outstanding common stock was automatically reverse split into one share of common stock. As a result, the par value of our common stock was increased from $0.01 to $0.10 per share. However, the number of shares common stock authorized to be issued by our certificate of incorporation remained at 50,000,000. Accordingly, this amendment had the effect of increasing the number of shares of our common stock available to be issued. We conducted the reverse split primarily in an attempt to increase the liquidity and trading in our common stock. After the reverse split, the ticker symbol for our common stock on the OTCBB changed from "TKRD" to "TREK.".

New Credit Facility

          On May 28, 2003, we entered into a loan agreement with Wells Fargo Bank Texas, National Association, for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of this new loan. Our initial funding of the new credit facility was $9,351,600. Giving effect to subsequent principal repayments totaling $200,000 that were made in October and November 2003, the outstanding amount of our borrowings under the credit facility was $8,600,000 as of December 15, 2003. For a further description of our credit facility with Wells Fargo, please see Part II - Item 6 - Management's Discussion and Analysis and Plan of Operation - Liquidity and Capital Resources.

We Participated in the Drilling of One Well

          In the fourth quarter of fiscal 2003, we drilled one well with a partner, P. C. Burns Oil Producers, Inc. ("Burns"). The well was drilled on our property in Cottle County, Texas during August and September of 2003. The well, known as the Gibson # 10A, was successful, and was completed during September of 2003. Production for this well during the month of October 2003 averaged approximately 835 Mcf of natural gas per day, as well as 2 Bbls of oil per day.

          The drilling and completion costs of the well were paid 52% by us and 48% by Burns reflecting our respective working interests. Our portion of the drilling and completion costs of the well was approximately $165,000.

Developments During Fiscal 2002

We Participated in the Drilling of Three Wells

          On June 1, 2002, we reached an agreement with Burns to commence a three-well drilling program. The wells were drilled on our properties in King and Cottle Counties, Texas during July and August of 2002. We chose not to complete two of these wells, as we determined that they were not capable of producing oil or natural gas in commercially feasible quantities. The third well was successful, and was completed during September of 2002. Production for this well during the month of October 2003 averaged approximately 500 Mcf of natural gas per day.

          The drilling costs of all three wells were paid entirely by Burns. In exchange, we assigned Burns 48% of our working interest in these wells. We did pay our portion of the completion costs of the third well, which was approximately $60,000.

Our Common Stock Became Eligible for Quotation on the OTCBB

          On October 2, 2001, our common stock became eligible for quotation on the OTCBB maintained by the National Association of Securities Dealers. Market makers who participate in the OTCBB system are required to electronically report transactions that they make in our common stock within 90 seconds of completing the transactions. Our common stock was previously quoted on the "pink sheets" maintained by the National Quotation Bureau, LLC, where transactions are reported on a more delayed basis.

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

We Acquired Additional Oil and Natural Gas Properties

          During April 2001, we entered into an agreement to purchase oil and natural gas properties located in King and Cottle Counties, Texas from Gus Edwards Co. for $1,500,000. We completed this acquisition on May 10, 2001. These properties include 13 gross (13 net) producing wells. We are the named operator of all of these wells, and assumed their operation on April 7, 2001. These properties include approximately 5,594 gross (5,594 net) developed acres and no undeveloped acres. According to a reserve report prepared by our internal petroleum engineer at the time of the acquisition, these properties were estimated to contain net proved reserves of 32 MBbls of oil and 2.2 Bcf of natural gas. We borrowed $1.4 million under our prior credit facility with Compass Bank to finance this transaction.

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

Our Exploitation and Development Activities

          We made exploitation and development expenditures of $1,576,000, $727,000 and $616,000 during the fiscal years ended September 30, 2001, 2002 and 2003, respectively. We made net acquisition expenditures of $1.7 million, $120,000, and $15,000 during the fiscal years ended September 30, 2001, 2002 and 2003, respectively. Our ability to continue to fund our exploitation and development activities depends upon cash flow and our ability to secure the necessary financing for these activities.

          In the fourth quarter of fiscal 2003, we drilled one well as a partner with Burns. The well was drilled on our property in Cottle County, Texas during August and September of 2003. The well was successful, and was completed during September of 2003. Production for this well during the month of October 2003 averaged approximately 835 Mcf of natural gas per day, as well as 2 Bbls of oil per day.

          The drilling and completion costs of the well were paid 52% by us and 48% by Burns reflecting our respective working interests. Our portion of the drilling and completion costs of the well was approximately $165,000.

          During fiscal 2003, we continued our exploitation program by re-completing the Messall #27-1 well in the Pazoureck reservoir located in the Farnsworth Unit Area in Ochiltree County, Texas in order to develop our reserves in this area. By the fourth quarter of fiscal 2003, this well was producing an average of 9 Bbls of oil and 84 Mcf of natural gas per day.

Exploration Activities

          We are currently looking at the feasibility of limited drilling on our properties in Cottle and Eastland Counties in Texas, however at this time no such activities are finalized. Expenditures for drilling and workover activities are entirely at our discretion and we had no commitments for such expenditures at September 30, 2003.

Our Operating Activities

          As of September 30, 2003, we were the operator of 313 gross (304 net) wells, which represented approximately 82% of the gross wells and 99% of the net wells in which we had an interest on that date. This number does not include the 17 wells that we operate on a contract basis and have no interest in. The remainder of the wells in which we had an interest on September 30, 2003 are operated by third party operators. The wells that we currently operate are located in Texas and Oklahoma. Although we elect to operate and manage most of our properties and drilling activities, our wells are drilled by independent drilling contractors.

Our Oil and Natural Gas Properties

The following table sets forth the fields in which we have significant oil and natural gas properties, and information as of September 30, 2003, with respect to each of the fields.
	Wells		Proved Reserves		Percentage of PV-10 Total Proved Reserves[1]	Fiscal Year Ended September 30, 2003 Net Production
	Gross	Net	Oil (MBbls)	Gas (MMcf)		Oil (MBbls)	Gas (MMcf)
AWP Field McMullen County, Texas	39	39	554	1,148	31%	37	142
Farnsworth Unit Area Ochiltree County, Texas	97	93	448	238	21%	57	60
North Pioneer Unit Area Eastland County, Texas	130	130	144	264	8%	36	23
Providence and Prudence Fields King and Cottle Counties, Texas	17	16	6	1,773	13%	2	249
Other	100	29	214	7,189	28%	7	338
Total	398	321	1,396	11,394	100.0	139	812

1 Includes oil, natural gas, and NGLs..

AWP Field
McMullen County, Texas

          The AWP Field produces oil and natural gas from the Olmos sand at a depth of approximately 9,500 feet. There are over 500 active producing wells in the AWP Field. We assumed operation of 39 wells in the AWP Field on July 1, 2000. Only 33 of our 39 wells in the AWP Field are currently active and producing. The wells were originally completed as flowing wells and most have now been equipped with pumping units for artificial lift. The natural gas produced is compressed to a sales line at 1,100 psi. Our interest in the AWP Field includes approximately 2,621 gross (2,621 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2003, these properties were estimated to have net reserves of 554 MBbls of oil, and 1,148 MMcf of natural gas. The PV-10 of these properties was $6.2 million as of September 30, 2003. We own a 100% working interest in all but two of our 39 wells in the AWP Field.

Farnsworth Unit Area
Ochiltree County, Texas

          The Farnsworth Unit is a waterflood unit producing primarily oil in the Morrow sand at a depth of approximately 7,800 feet. A discovery well was drilled in the 1950s, and the area was organized as a unit in 1961. Water injection began in 1962, and the Farnsworth Unit currently consists of 63 producing wells and 39 water injection wells. Of these wells, 47 producing wells and 9 injection wells remain active. Only a small portion of the original unit remains productive. On August 2, 2000, we became the operator of this unit. These properties include approximately 13,314 gross (12,430 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2003, the Farnsworth Unit and associated non-unit producing wells were estimated to have net reserves of 448 MBbls of oil and 238 MMcf of natural gas. The PV-10 for these reserves was $3.8 million at September 30, 2003. We own a 96% working interest and 83% net revenue position in the Farnsworth Unit.

          During fiscal 2003, we continued our exploitation program by re-completing the Messall #27-1 well in the Pazoureck reservoir in order to develop our reserves in this area. There were four workovers of Farnsworth unit wells during fiscal 2003 to increase production, reduce operation costs, and perform critical repairs.

          In fiscal 2004, we plan to continue geological and engineering reviews of other productive horizons in the Farnsworth Unit Area and evaluate the possibility of adding more natural gas and oil production.

North Pioneer Unit Area
Eastland County, Texas

          The North Pioneer Unit is a mature waterflood unit formed in the early 1980s that primarily produces oil from the Caddo sand at a depth of approximately 2,500 feet. We have a 100% working interest and 84% net revenue interest in the unit. Further, we own and operate several wells in the area that are outside the unit boundaries. As of September 30, 2003, the North Pioneer Unit and adjacent producing properties were estimated to have net reserves of 144 MBbls of oil and 264 MMcf of gas. The PV-10 for these reserves was $1.2 million as of September 30, 2003.

Providence and Prudence Field Area
King and Cottle Counties, Texas

          The Providence and Prudence Field area, which is located in King and Cottle Counties, Texas, produces natural gas and condensate oil from the Atoka sand at a depth of approximately 6,100 feet. In fiscal 2001, we acquired 6,139 gross and 5,852 net developed acres and no undeveloped acres in 16 operated wells. Since that time we have drilled and completed 2 additional wells in this area that are now producing. We own a 100% working interest in 11 of these wells. According to the reserve report prepared by LaRoche Petroleum Consultants Ltd., as of September 30, 2003, our estimated net reserves in the Providence and Prudence Fields were 6 MBbls of oil and 1,773 MMcf of natural gas. The PV-10 of these properties was estimated to be $3.5 million as of September 30, 2003.

          In fiscal 2003, we drilled one development well in the Providence and Prudence Field area, the Gibson #10A, which was successful. This well was completed, producing and selling natural gas by September 30, 2003. See also "Part I - Item 1 - Description of Business - Developments During Fiscal 2003"

Title to Our Properties

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

Our properties are generally subject to:

* customary royalty and overriding royalty interests;
* liens incident to operating agreements; and
* liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

We believe that none of these burdens either materially detract from the value of our properties or materially interfere with their use in the operation of our business. All of our properties are pledged as collateral under our credit facility.

Our Oil and Natural Gas Reserves

          On September 30, 2003, our oil and natural gas reserves included direct interests in 384 wells in the states of Texas and Oklahoma, including 313 wells that we operate. In addition, we operate 17 wells on a contract basis in which we have no interest.

          The following tables summarize information regarding our estimated proved oil and natural gas reserves as of September 30, 2002 and 2003. All of these reserves are located in the United States. The estimates relating to our proved oil and natural gas reserves and future net revenues of oil and natural gas reserves included in this annual report are based upon reports prepared by LaRoche Petroleum Consultants, Ltd. In accordance with guidelines of the SEC, the estimates of future net cash flows from proved reserves and their PV-10 are made using oil and natural gas sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

	September 30,
	2002	2003
Natural Gas (per Mcf)	$ 3.76	$ 4.83
Oil (per Bbl)	$ 30.45	$ 29.20

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

The following tables set forth our proved reserves of oil and natural gas and the PV-10 thereof for the fiscal years ended September 30, 2002 and 2003.

Proved Oil and Natural Gas Reserves

	September 30,
	2002	2003
Natural gas reserves (MMcf):
Proved Developed Reserves	10,162	9,788
Proved Undeveloped Reserves	280	1,606
Total Proved Reserves of natural gas	10,442	11,394
Oil reserves (MBbl):
Proved Developed Reserves	1,486	1,227
Proved Undeveloped Reserves	83	169
Total Proved Reserves of oil	1,569	1,396
Total Proved Reserves (MBoe)	3,309	3,295

PV-10 of Proved Reserves (In Thousands)

	September 30,
	2002	2003
PV-10
Proved Developed Reserves	25,644	25,014
Proved Undeveloped Reserves	1,434	3,949
Total PV-10	27,078	28,963
Total standardized measure	21,174	22,554

          Except for the effect of changes in oil and natural gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our reserves since September 30, 2003.

          For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see note 13 of the notes to financial statements included in this annual report on Form 10-KSB.

We Have Not Reported Reserves to Other Agencies

As of September 30, 2003, our estimates of oil and natural gas reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

Our Production

          The following table summarizes for the periods indicated, our revenues, net production of oil and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

	Fiscal Year Ended September 30,
	2001	2002	2003
Sales:
Oil:
Revenue	$3,857,677	$3,347,119	$ 4,122,891
Production sold (Bbls)	149,355	147,227	139,070
Average sales price per Bbl	$25.83	$22.73	$29.64
Natural Gas:
Revenue	$3,147,622	$2,164,844	$3,955,175
Production sold (Mcf)	676,249	760,339	812,475
Average sales price per Mcf	$4.65	$2.85	$4.87
Costs and Expenses:
Production costs per Boe	$9.47	$8.88	10.56
Depreciation, depletion and amortization per Boe	$3.12	$3.78	$4.19

          Oil and natural gas revenues for the fiscal year ended September 30, 2003 increased 47% over the prior fiscal year. This was mainly caused by higher oil and natural gas prices and natural gas volumes, offset by lower oil volumes. Our average sales price per Bbl decreased to $29.64, or 30%, and our average sales price per Mcf of natural gas increased to $4.87, or 71%, from our prices for the fiscal year ended September 30, 2002.

          The production information we reported in the preceding table only includes our share of the oil and natural gas produced after payment of royalties, if any. Oil production for the fiscal year 2003 totaled 139 MBbls, a decrease from the prior year at 147 MBbls. Natural gas production was 54 MMcf higher in 2003 reflecting a full year of production from the new Gibson 4A well on our King and Cottle County Texas properties drilled in the fourth quarter of fiscal 2002, as well as the production from the Messall #27-1 well recompletion during fiscal 2003. On a Boe basis our total production for the fiscal year ended September 30, 2003 increased 523 MBoe from the same period ended September 30, 2002.

          Production costs per Boe of $10.56 for the year ended September 30, 2003 excludes approximately $960,000 for non-recurring major repairs and workover expenditures. Production costs per Boe for the year ended September 30, 2002 of $8.88 excludes approximately $900,000 for repairs and workover expenditures.

          Depletion on oil and natural gas properties for the year-end September 30, 2003 was $72,000 greater than the amount incurred during the year ended September 30, 2002. This was due to the additions of capitalized costs related to the drilling and completions in fiscal 2003 and the increase in future investment costs estimated in the reserve report resulting in a higher depletable base.

Our Interest in Productive Wells

          The following table sets forth our interest in productive wells (producing wells and temporarily shut-in wells) on September 30, 2003. The number of total gross oil and natural gas wells excludes any multiple completions.

	Gross Wells			Net Wells
	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	2	76	78	1	21	22
Texas	150	35	185	146	22	168
Total	152	111	263	147	43	190

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

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended September 2001	1	1	2.005		1	1.005
Year ended September 2002	1	2	3.5		1	1.5
Year ended September 2003	1	0	1.5		0.5

The development drilling activities referenced in the above tables were conducted in Texas.

          In the fourth quarter, we drilled one well with a partner, Burns. The well was drilled on our property in Cottle County, Texas during August and September of 2003. The well was successful, and was completed during September of 2003. Production for this well during the month of October 2003 averaged approximately 835 Mcf of natural gas per day, as well as 2 Bbls of oil per day.

The drilling and completion costs of the well were paid 52% by us and 48% by Burns. Our portion of the drilling and completion costs of the well was approximately $165,000.

          During fiscal 2003, we continued our exploitation program by re-completing the Messall #27-1 well in the Pazoureck reservoir in order to develop proved reserves. Thus, it is not included on the above table of completed development wells. We drilled one gross (.4 net) exploratory well that was completed in fiscal 2002. We determined that it was not economically feasible to complete the well, and sold the well to a third party for net proceeds of approximately $7,900. Otherwise, we did not participate in any exploratory wells during fiscal 2001, 2002, and 2003.

          We are currently looking at the feasibility of limited drilling on our properties in Cottle and Eastland Counties in Texas, however at this time no such activities are finalized. Expenditures for drilling and workover activities are entirely at our discretion and we had no commitments for such expenditures at September 30, 2003.

Our Interest in Developed and Undeveloped Acreage

The following table sets forth our interest in developed and undeveloped acreage on September 30, 2003.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Oklahoma	31,090	8,680	0	0
Texas	25,812	21,628	1,880	803
Other	0	0	0	0
Total	56,902	30,308	1,880	803

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

In fiscal years ended September 30, 2003, September 30, 2002, and September 30, 2001 we had no material sales of producing properties.
Our Products, Markets, and Revenues

          We produce oil and natural gas. We do not refine or process the oil and the natural gas that we produce. We generally sell the oil we produce under short-term contracts at market prices in the areas in which the producing properties were located, generally at F.O.B. field prices posted by the principal purchaser of oil in these areas. We sell almost all of our natural gas production on the spot market. The market for oil and natural gas and the prices of oil and natural gas is influenced by a number of factors that are beyond our control. These factors include, among other things:

* the level of domestic production and economic activity generally;
* the availability of imported oil and natural gas;
* actions taken by foreign oil producing nations;
* the availability of natural gas pipelines with adequate capacity and other transportation facilities;
* the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products; and

        *     the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels.

Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we cannot predict accurately the prices or marketability of the oil and natural gas from any producing well in which we have or may acquire an interest.

           Oil prices have been subject to significant fluctuations over the past several decades. More specifically, the average monthly price for WTI as quoted on NYMEX in recent years has ranged from a low of $11.99 per Bbl in February 1999 to a high of $33.76 per Bbl in September 2000. The average price for WTI quoted on NYMEX for November 2003 was $30.95 per Bbl. Levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the U.S. market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. For example, average monthly NYMEX prices for natural gas ranged from a low of $1.76 per Mmbtu in February 1999 to a high of $8.67 per Mmbtu in December 2000. The average NYMEX price for natural gas for November 2003 was $4.813 per Mmbtu. These frequent changes in the market price make it impossible for us to predict natural gas price movements with any certainty.

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

The following table sets forth the amount of our oil sales, natural gas sales and the percent of these sales to total oil and natural gas revenues for the periods indicated (in thousands):

				Percent ofSales to Total Oil and Natural Gas Revenues
Period Ended	Oil Sales	Natural Gas Sales	Total Oil and Natural Gas Sales	Oil	Gas
Year ended September 30, 2001	$3,858	$3,147	$7,005	55%	45%
Year ended September 30, 2002	$3,347	$2,165	$5,512	61%	39%
Year ended September 30, 2003	$4,123	$3,955	$8,078	51%	49%

Our Current Delivery Commitments

We are not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

Our Principal Customers

           During the fiscal year ended September 30, 2003 we sold oil and natural gas to approximately 48 separate purchasers. Our largest purchasers during fiscal 2003 were Plains Marketing, L.P., Eastex Crude Company, Sonoco, Inc., Duke Energy Field Services, and Texas Energy Inc. who accounted for 25%, 14%, 14%, 13% and 12% of our respective total revenues during fiscal 2003. Sales to three separate oil and natural gas purchasers, Plains Marketing, L.P., Eastex Crude Company, Sonoco Inc., and Duke Energy Field Services accounted for 28%, 16%, 16% and 14% of our respective total revenues for fiscal 2002. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area. We believe we would be able, under current economic circumstances, to contract with other purchasers for our oil and natural gas production if we were to lose any one of our oil and natural gas purchasers.

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

Matters subject to regulation include:

* discharge permits for drilling operations;
* drilling and abandonment bonds or other financial responsibility requirements;
* reports concerning operations;
* the spacing of wells;
* unitization and pooling of properties; and
* taxation

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

*

a series of orders in individual pipeline proceedings that articulate a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the "spindown" of previously regulated gathering facilities to the pipeline's nonregulated affiliate);

*	the completion of a rule involving the regulation of pipelines with marketing affiliates under Order No. 497;

*	the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange;

*	a generic inquiry into the pricing of interstate pipeline capacity;

efforts to refine the FERC's regulations that control operation of the secondary market for released pipeline capacity; and

*	a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

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

Environmental Regulation

          The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, is subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our domestic activities are subject to federal environmental laws and regulations, including, but not limited to:

* the Oil Pollution Act of 1990 (OPA);
* the Clean Water Act (CWA);
* the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);
* the Resource Conservation and Recovery Act (RCRA);
* the Clean Air Act (CAA); and
* the Safe Drinking Water Act (SDWA).

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

Our Employees

          As of September 30, 2003, we employed five (5) full-time employees and no part-time employees. All of our employees are engaged in administrative activities. As customary in the oil and natural gas industry, we engage multiple independent contractors to conduct our local field operations. Additionally, as of September 30, 2003, we had arrangements with approximately two (2) persons to provide office and administrative support on a contract basis. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be excellent.

Our Executive Officer

          Michael E. Montgomery. Mr. Montgomery has been our President, Chief Executive Officer, and Chairman of the Board since May 15, 2000. Mr. Montgomery has served as a member of our board of directors since June 15, 2000. Mr. Montgomery was also appointed as our Chief Financial Officer during November 2001. Mr. Montgomery has over 15 years of experience in the energy industry with extensive involvement in the operations and acquisitions areas. Since its inception in 1987, Mr. Montgomery has served as the President of Montgomery Petroleum, Inc., an independent oil and natural gas company that he founded, and also served from June 1998 to October 2000 as the Managing General Partner of MBOE Oil and Gas Limited Partnership, a private oil and natural gas enterprise. Additionally, Mr. Montgomery has also served as the president of Montgomery Development, Inc. since 1997. Mr. Montgomery has extensive experience in the commercial banking industry and served as a director of Bent Tree National Bank from 1994 until 1996. Mr. Montgomery holds a Bachelor of Arts degree in finance from Southern Methodist University and dedicates approximately 90% of his time during normal business hours to our business.

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

"MBbl." One thousand cubic barrels of oil.

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

"WTI." West Texas Intermediate Crude Oil.

ITEM 2. DESCRIPTION OF PROPERTY

General

          We lease approximately 2,700 square feet of office space in Dallas, Texas, for our corporate offices. The lease expires May 31, 2006, requires a monthly rental payment of approximately $4,000, and may be canceled upon 30 days notice. We consider this space adequate for our present needs.

Other

          We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production, and drilling activity in Item 1 beginning on page 1 of this annual report on Form 10-KSB. For a description of the nature of our legal interest in these properties, see "Part 1 - Item 1 - Description of Business - Title to Our Properties."

ITEM 3. LEGAL PROCEEDINGS

          As of September 30, 2003, we were not involved in any legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last three months of the fiscal year ended September 30, 2003, we did not submit any matter to a vote by our stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Our Common Stock

          Our common stock is currently traded on the over-the-counter market under the symbol "TREK". Effective October 2, 2002, our common stock became eligible for quotation on the OTCBB. Previously, our common stock was quoted in the "pink sheets" published by the National Quotation Bureau. The trading in our common stock is extremely limited. The following table sets forth the quarterly high and low bid prices from October 1, 2002 through September 30, 2003, based upon quotations periodically published by the OTCBB. The amounts set forth below have been adjusted to reflect the ten-for-one (10:1) reverse stock split of our common stock that occurred on February 24, 2003. All price quotations represent prices between dealers, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

	High	Low
Year ended September 30, 2002
First Quarter	$1.50	$.60
Second Quarter	$1.10	$.40
Third Quarter	$.50	$.30
Fourth Quarter	$1.10	$.30

Year ended September 30, 2003
First Quarter	$.80	$.50
Second Quarter	$1.00	$.60
Third Quarter	$1.25	$.55
Fourth Quarter	$1.02	$.25

The bid price for our common stock was $.78 on December 17, 2003.

Our Stockholders

          According to the records of our transfer agent, there were approximately 472 holders of record of our common stock on September 30, 2003 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Recent Sales of Unregistered Securities.

          On December 2, 2002, we sold 100,000 shares of our Series A convertible preferred stock to Michael E. Montgomery and Faye C. Briggs for an aggregate purchase price of $1,000,000, or $10.00 per share. For more information, see our Quarterly Report on Form 10-QSB that was filed with the SEC on February 14, 2003.

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

Equity Compensation Plans

Information about our equity compensation plans as of September 30, 2003 that were either approved or not approved by our stockholders is as follows:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of outstanding options, warrants and rights	C. Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	140,000	$1.39	3,293,000

Equity compensation plans not approved by security holders	0	0	0

Total	140,000	$1.39	3,293,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Results of Operations

Comparison of the Year Ended September 30, 2002 and 2003

          Net income for the year ending September 30, 2003 was $1,327,000 or $0.36 per share, compared to net loss of $898,000, or $0.25 per diluted share for the prior year. Our results of operations for fiscal 2003 were favorably impacted by higher oil and natural gas prices, higher natural gas volumes, and lower general and administrative expenses. Offsetting those effects were:

* Lower oil volumes
* Higher lease operating expenses
* Higher production taxes
* Higher depletion costs

Revenues

          Oil and natural gas sales were up $2.6 million to $8.1 million in fiscal 2003, compared to $5.5 million in fiscal 2002. This difference reflects a $2.6 million increase due to higher average prices for both oil and natural gas, enhanced by an increase in natural gas volumes. Weighted average annual prices were $29.64 per Bbl of oil and $4.87 per Mcf of natural gas during fiscal 2003, compared to $22.73 per Bbl and $2.85 per Mcf in 2002.

          We sold 139 MBbls of oil during fiscal 2003, versus 147 MBbls in the prior fiscal year. Corresponding natural gas sales were 812 MMcf in fiscal 2003 and 760 MMcf in fiscal 2002. The increase in natural gas sales volume was substantially due to well improvements from workovers and the successful drilling of a new well in Cottle County, Texas in the last quarter of fiscal 2002. The decrease in our oil sales volume is a result of the natural production decline of our oil reserves.

Costs and Expenses

          Our lease operating expenses for the year ended September 30, 2003 amounted to $3.8 million, a $500,000 increase from the $3.3 million of expenses incurred during fiscal 2002. The increase was primarily due to higher monthly recurring direct lease operating expenses such as electricity for the large units in Texas , and accretion expense from the implementation of SFAS 143 "Asset Retirement Obligations". Operating Expenses per Boe, excluding major repairs and workovers, was $10.50 during fiscal 2003, compared to $8.90 in 2002.

          Our general and administrative expenses for the year ending September 30, 2003 were $900,000, a $200,000 decrease from the $1.1 million of expenses incurred during fiscal 2002. This decrease primarily resulted from cost saving measures and our corresponding decrease in corporate staff

          Depreciation, depletion, and amortization totaled $1.2 million for the year ended September 30, 2003, a slight increase of $70,000 from the corresponding expense amount reported during fiscal 2002. Our increase in depreciation, depletion, and amortization resulted from the effect of acquisitions during the second half of fiscal 2002, and the resulting increases in both natural gas sales volumes and depletable cost.

Other Income and Expenses

          We incurred $505,000 of interest expense during the fiscal year ended September 30, 2003, a decrease of $59,000 from the $564,000 of interest expended during fiscal 2002. The decrease stems from lower average interest rates resulting from the refinancing of our credit facility, and a lower outstanding principal balance. We had outstanding borrowings of $8.8 million under our credit facility as of September 30, 2003, compared to $10.7 million as of September 30, 2002.

          Other income during fiscal 2003 also included an unrealized loss resulting from the settlements losses of derivative instruments. The loss was offset in part by increased fair value of derivative transactions during fiscal 2003. On September 30, 2003, the Company had no outstanding derivatives. This change in value of $276,000 from 2002 to 2003, less settlement losses of $493,000 incurred during fiscal 2003, was reported as a component of other expense in our statement of operations. Subsequent to our adoption of SFAS No. 133, all changes in the fair value of our derivative contracts are recognized as income during the period in which they occur. See "Hedging Activities" below.

Our Liquidity and Capital Resources

General

          Our working capital was $866,000 on September 30, 2003. For the twelve months ended September 30, 2003, capital expenditures of $636,000 and retirement of debt ($2,007,000) were funded primarily by the sale of securities and cash flow from operations. During the same period in 2002, capital expenditures of $967,000 and the retirement of debt ($1,600,000) were funded by additional credit facility borrowings and cash flow. We drilled one well in Cottle County, Texas in partnership with Burns in the fourth quarter of fiscal 2003. This well was deemed successful, and was completed and producing primarily natural gas by September 30, 2003. Our share of the cost of completing this well was approximately $165,000 which represented our 52% working interest in this well. We had a drilling arrangement with Burns during fiscal 2002 in which three wells were drilled in the same area.

          Any capital expenditures during fiscal 2004, other than property acquisitions, will be a function of and dependent upon available cash flow and available borrowing capacity under our credit facility. We do not currently have any commitments to make capital expenditures, and all drilling, workover and other forms of capital expenditures during 2004 will be made entirely at our discretion. Any property acquisitions that we make during fiscal 2004 will also need to be funded by cash flow from operations or other capital sources. Accordingly, we have not set a budget for property acquisitions or other capital expenditures for fiscal 2004. We expect that cash flow from operations and the borrowing capacity under our credit facility will provide us with sufficient liquidity for fiscal 2004.

          Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Natural gas prices have increased over the last twelve months, while oil prices declined slightly. Specifically, average monthly oil prices as quoted on the New York Mercantile Exchange in September 2002 were $29.68 per Bbl of oil and $3.57 per Mcf of natural gas. Average prices as quoted on the New York Mercantile Exchange for the month of September 2003 were $28.36 per Bbl of oil and $4.66 per Mcf of natural gas. However, both oil and natural gas prices have risen in the first part of fiscal 2004. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. These trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter. Additionally we are experiencing the effects of natural production declines in our oil and natural gas reserves. As a result, our production volumes may decrease in the future if these effects are not offset by the drilling of new wells, successful workover activities, or acquisition of new producing properties.

Deferred Income Taxes

          Deferred tax assets or liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. These balances are measured using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. Under applicable federal and state tax laws, we are able to carry forward, subject to limitations, net operating losses (NOLs) amounting to $6.1 million as of September 30, 2003. These NOLs, as well as other differences between book and tax bases of oil and natural gas properties resulted in a deferred tax asset in the amount of approximately $2.4 million, which is fully offset by a valuation allowance at September 30, 2003

Credit Facility

          On May 28, 2003, we entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of the Wells Fargo facility.

          On May 28, 2003, our initial funding under the credit facility was $9,351,600. Giving effect to subsequent principal repayments totaling $200,000 that were made in October and November 2003, the outstanding amount of our borrowings under the credit facility was $8,600,000 as of December 15, 2003.

          The borrowing base under the credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. Our borrowing base under the credit facility was $10,000,000 as of December 15, 2003, which resulted in $1,400,000 of borrowing capacity as of that date. We will pay interest on our borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On September 30, 2003, LIBOR was 1.1% and Wells Fargo's prime rate was 4%. Under the terms of the facility, we are required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The credit facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

Under the present terms of the credit facility, we are required to comply with the following financial covenants:

*	our ratio of current assets to current liabilities may not be less than 1.0 to 1.0 at any time;

*

our tangible net worth must be at least equal to the sum of (a) $1,875,000, (b) 50% of any quarterly net income for fiscal quarters ending after March 31, 2003, and (c) 75% of any proceeds that we receive from equity issuances or other types of capital contributions; and

*	our quarterly ratio of earnings (before interest, taxes, depreciation, depletion, amortization and other non-cash items) to interest expense may not be less than 2.5 to 1.0.

As of the end of the third and fourth quarters of fiscal 2003, we were in compliance with the above covenants.

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

          In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. We plan to finance any capital expenditures during fiscal 2004 by cash flow from operations. To the extent that we have available cash flow, we may continue to reduce the principal of our bank debt. We also plan to continue to consider joint drilling and recompletion arrangements in order to reduce our risk while increasing our reserve base.

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

Other Contingencies

Terrorist Attacks

          On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In response, the United States commenced military action in Afghanistan during October 2001. Further, the United States has recently taken military action in Iraq. These developments have caused instability in the world's financial and insurance market and have lead to increased volatility in prices for crude oil and natural gas. Insurance premiums charged for some or all of the coverages we have historically maintained could increase materially, or the coverages could be unavailable in the future. These developments could have an adverse effect on our business and on our share price.

Contractual Commitments

The following table sets forth our contractual and commercial commitments as of September 30, 2003 and the timing of the payments that are required by us in connection with these commitments

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	more than 5 years
Long-Term Debt	$8,800,000	-0-	8,800,000	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Leases	132,704	49,764	82,940	-0-	-0-
Unconditional Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Obligations	-0-	-0-	-0-	-0-	-0-
Total Contractual Cash Obligations	$8,932,704	$49,764	$8,882,940	-0-	-0-

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

          On April 7, 2003, we settled our last derivative contract. We do not have any derivative arrangements in place at this time. Previously, we entered into derivative contracts as required by our credit facility with Compass Bank. We are not required by our present credit facility to enter into derivative contracts.

Related Party Transactions

          We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill or are billed for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the fiscal year ended September 30, 2003, we were billed $91,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $33,000 for the services that we provided during the year ended September 30, 2003. Accordingly, we made a net payment of $ 58,000 in fiscal 2003 for these items. At September 30, 2003 accounts payable included $6,000 payable to Montgomery Petroleum and accounts receivable included $138,000 due from MBOE, Inc. (which is owned by Trek's president) for oil and natural gas joint interest billings.

          On December 2, 2002, we sold 50,000 shares of our Series A preferred stock to Mr. Montgomery for $500,000. At the same time, we sold an additional 50,000 shares of our Series A preferred stock to Faye C. Briggs for $500,000. Ms. Briggs is Mr. Montgomery's mother. The shares of Series A preferred stock purchased are convertible into shares of our common stock at the option of the holder. The number of shares of our common stock that are issuable upon conversion of a share of Series A preferred stock is equal to the stated value of a share of Series A preferred stock ($10.00) divided by the applicable conversion price. The conversion price was initially $.07 per share ($.70 per share after adjustment for our 10:1 reverse stock split on February 24, 2003), but may be proportionally adjusted to reflect the effects of stock splits, stock dividends, and similar types of transactions. Holders of Series A preferred stock are entitled to a preferential liquidation payment of $10.00 per share before we may make payments to holders of our common stock in the event of a liquidation. Additionally, holders of Series A preferred stock vote along with holders of our common stock for the election of directors and all other matters submitted for stockholder approval. We used the proceeds from the sale of our Series A preferred stock to Mr. Montgomery and Ms. Briggs to reduce the outstanding principal amount under our prior credit facility with Compass Bank.

          During the second and third quarters of fiscal 2003, we entered into farmout arrangements with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involve three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County, Texas. MBOE agreed to pay 100% of the costs of these workovers to earn an eventual assignment of 50% of the working interests to these wells. We have substantially completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Under the same agreement, MBOE also agreed to pay for the drilling of one proved undeveloped well in Eastland County, Texas. Drilling is planned for the second quarter of fiscal 2004. Until MBOE has recovered the costs of these workovers, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After MBOE has recovered the costs of the workovers, we will assign 50% of our working interests in these wells to MBOE.

Recently Issued Accounting Pronouncements

          In June 2003, the FASB approved SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our third quarter of fiscal 2003. Implementation of SFAS 150 had no effect on our financial position.

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure and consolidation requirements of FIN 46 for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by us beginning in the second quarter of fiscal 2003. The consolidation requirements of FIN 46 did not have a material effect on our consolidated results of operations, financial position or cash flow.

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

          We prepared our consolidated financial statements for inclusion in this report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure application of GAAP."

Proved reserve estimates

Estimates of our proved reserves are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

* the quality and quantity of available data;
* the interpretation of that data;
* the accuracy of various mandated economic assumptions; and
* the judgment of the persons preparing the estimate.

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

          Estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline may result from lower market prices, which may make it uneconomic to drill or produce from higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of our assessment of our oil and natural gas properties for impairment.

Impairment of unproved oil and natural gas properties

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

          We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation, and development costs. Once incurred, costs are recorded in the full cost pool or in unevaluated properties. Unevaluated property costs are not subject to depletion. We review our unevaluated costs on an ongoing basis, and we generally expect these costs to be evaluated in one to three years and transferred to the full cost pool during that time. We had no unevaluated costs at September 30, 2003 and 2002.

          We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs is divided by the total amount of proved reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded.

          To the extent that total capitalized oil and natural gas property costs (net of related deferred income taxes and accumulated depreciation, depletion and amortization) exceeds the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects, and the lower of cost and fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. We could be required to write-down our oil and natural gas properties if there is a decline in oil or natural gas prices, or downward adjustments are made to our proved reserves.

Goodwill and Intangible Assets

          SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, became effective for the Company on July 1, 2001 and December 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS Nos. 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS Nos. 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and natural gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS Nos. 141 and 142 became effective.

          At September 30, 2003, we had net leaseholds cost of approximately $15,987,917. If we applied the interpretation currently being deliberated, this classification of interests as intangible assets would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify oil and gas leaseholds as oil and gas properties until further guidance is provided.

ITEM 7. FINANCIAL STATEMENTS

For the financial information required by Item 7, see the financial statements included as Appendix A to this Annual Report on Form 10-KSB.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

          The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Mr. Michael E. Montgomery, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, and he has concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

          No change to our internal control over financial reporting occurred during our last fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and any of our other officers that may function as a senior accounting officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Trek Resources, Inc., 4925 Greenville Avenue, Suite 955, Dallas, Texas 75206, Attention: Corporate Secretary, or by calling (214) 373-0318.

          The remaining information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Certain Relationships Between the Company and Directors, Officers or Stockholders," and "Directors and Executive Officers" of our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2004.

ITEM 10. EXECUTIVE COMPENSATION

          The information required by this item is set forth under the caption "Executive Compensation" of our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is set forth under the caption "Stockholders" of our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is set forth under the captions "Certain Relationships Between the Company and Directors, Officers or Stockholders" of our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2004.

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

3.3	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above).

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

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

10.2*	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.3*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.4

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.5

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.6

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.7	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

23.1	Consent of Hein + Associates, LLP, independent accountants (filed herewith).

23.2	Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers (filed herewith).

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

* denotes management contract or compensatory plan

          Upon reasonable advance request and payment of a $5 processing fee per exhibit, we will provide copies of any of the exhibits listed above that are not included with this annual report to any of our stockholders of record. Stockholders may request copies of these exhibits by writing to Trek Resources, Inc., 4925 Greenville Avenue, Suite 955, Dallas, Texas 75206.

(B) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is set forth under the caption "Principal Accountant Fees and Services" of our definitive proxy statement for our 2004 annual meeting of stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. We plan to file this proxy statement during January 2004.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2003	By: /s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2003	By: /s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board and Director

Date: December 29, 2003	By: /s/ Dewain V. Hill
Director

Date: December 29, 2003	By: /s/ Harold H. Ginsburg
Director

Date: December 29, 2003	By: /s/ Kenneth R. Smith
Director

APPENDIX A

FINANCIAL STATEMENTS

Trek Resources, Inc.

INDEX TO FINANCIAL STATEMENTS

Contents

Audited Financial Statements, Years ended September 30, 2003 and 2002:

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Trek Resources, Inc.

We have audited the accompanying balance sheets of Trek Resources, Inc. as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trek Resources, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Hein + Associates LLP
Dallas, Texas
December 10, 2003

Trek Resources, Inc.

Balance Sheet

	September 30,	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 1,044,306	$ 490,741
Accounts receivable, net of allowance of $10,045 and $10,382 at September 30, 2003 and 2002	1,069,032	787,240

Prepaid assets	127,456	56,783
Total current assets	2,240,794	1,334,764

Property and equipment at cost:
Oil and gas properties, full cost method of accounting	18,588,389	17,079,857
Other	142,043	138,432
	18,730,432	17,218,289
Less accumulated depreciation and depletion	6,349,397	5,359,999
Net property and equipment	12,381,035	11,858,290

Other assets	137,626	102,626
Total assets	$ 14,759,455	$ 13,295,680

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 633,538	$ 669,828
Accrued liabilities	740,722	393,464
Current portion of long-term debt	-	10,740,000
Derivatives	-	276,387
Total current liabilities	1,374,260	12,079,679

Long-term asset retirement obligation	1,158,468	-
Long-term debt	8,800,000	-

Commitments and contingencies (Note 11)	-	-

Stockholders' equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized; Series A, 100,000 shares designated; 100,000 shares issued and outstanding in 2003; liquidation preference of $1,017,500	1,000	-
Common stock, $0.10 par value; 50,000,000 shares authorized; 3,536,439 shares issued at September 30, 2003 and 2002	353,673	353,673
Additional paid-in capital	8,403,560	7,462,407
Accumulated deficit	(5,331,506)	(6,600,079)
Total stockholders' equity	3,426,727	1,216,001
Total liabilities and stockholders' equity	$ 14,759,455	$ 13,295,680

See accompanying notes.

Trek Resources, Inc.

Statements of Operations

	Years ended September 30
	2003	2002
Revenues - oil and gas sales	$ 8,078,066	$ 5,511,960

Costs and expenses:
Lease operating expenses	3,800,535	3,320,988
General and administrative	943,124	1,160,984
Depreciation, depletion, and amortization	1,148,772	1,076,948
Total costs and expenses	5,892,431	5,558,920
Income (loss) from operations	2,185,635	(46,960)

Other income (expense):
Interest expense	(504,569)	(563,975)
Loss in fair value of derivatives, net	(216,199)	(285,924)
Other	(78,547)	(1,428)
Total other income (expense)	(799,315)	(851,327)
Income (loss) before accounting change	1,386,320	(898,287)

Cumulative effect of accounting change	(59,610)	-

Net Income (loss)	$ 1,326,710	$ (898,287)
Preferred Dividends	58,137	-
Net Income available to common shareholders	1,268,573	(898,287)

Weighted average common shares outstanding
Basic*	3,536,469	3,536,469
Diluted*	4,965,040	3,536,469
Income (loss) before accounting change per share:
Basic*	$ .38	$ (.25)
Diluted*	$ .28	$ (.25)
Cumulative effect of accounting change per share:
Basic*	$ (.02)	$ ( - )
Diluted*	$ (.01)	$ ( - )
Net income (loss) per share
Basic *	$ .36	$ (.25)
Diluted*	$ .27	$ (.25)

*Restated for effect of 10 to 1 reverse stock split of February 2003

See accompanying notes

Trek Resources, Inc.

Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2001	-	$ -	3,536,469	$ 353,673	$7,462,407	$ (5,701,792)	$ 2,114,288
Net Loss	-	-	-	-	-	(898,287)	(898,287)
Balance at September 30, 2002	-	-	3,536,469	353,673	7,462,407	(6,600,079)	1,216,001
Issuance of Preferred Stock, net of issuance costs	100,000	1,000	-	-	941,153	-	942,153
Dividends on Preferred Stock	-	-	-	-	-	(58,137)	(58,137)
Net income	-	-	-	-	-	1,326,710	1,326,710
Balance at September 30, 2003	100,000	1,000	3,536,469	$ 353,673	$8,403,560	$ (5,331,506)	$ 3,426,727

See accompanying notes.

Trek Resources, Inc.
Statements of Cash Flows
Years ended September 30, 2003 and 2002

	2003	2002
Operating Activities
Net income (loss)	$ 1,326,710	$ (898,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,148,772	1,076,948
Change in fair value of derivatives	(276,387)	349,804
Cumulative effect of accounting change	59,610	-
Accretion of asset retirement obligation	113,604	-
Amortization of deferred financing costs	17,108	28,341
Loss on sale or retirement of oil and gas properties	(67,899)	-
Changes in working capital:
Accounts receivable	(281,792)	(110,740)
Accounts payable and accrued liabilities	236,543	(8,201)
Drilling advances	5,776	(70,758)
Prepaids and other assets	(20,907)	21,843
Net cash provided by operating activities	2,261,138	388,950
Investing Activities
Additions and purchases of oil and gas properties	(633,552)	(967,391)
Proceeds from sale of oil and gas properties	69,948	73,681
Additions to other property and equipment	(3,611)	(38,457)
Increase in certificates of deposit	(35,000)	-
Net cash used by investing activities	(602,215)	(932,167)
Financing Activities
Proceeds from long-term borrowings, net of deferred financing costs	9,284,726	396,000
Repayments of long-term debt	(11,291,600)	(180,000)
Repayments of other notes	-	(37,820)
Preferred stock dividends	(40,637)	-
Proceeds from issuance of preferred stock, net	942,153	-
Net cash provided (used) by financing activities	(1,105,358)	178,180

Net change in cash and cash equivalents	553,565	(365,037)
Cash and cash equivalents at beginning of year	490,741	855,778
Cash and cash equivalents at end of year	$ 1,044,306	$ 490,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$504,569	$563,965

Trek Resources, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

General

Trek Resources, Inc. ("Trek" or the "Company"), is a Dallas-based domestic oil and natural gas acquisition, exploration, and production company with oil and gas assets principally in Texas and Oklahoma. The Company operates approximately 330 oil and gas wells.

History

Effective May 1, 2000, the Company issued 1,000,000 shares of common stock for oil and gas properties pursuant to an exchange agreement involving the Company, its then President and majority shareholder, James P. McGowen, and the Company's current President, Michael E. Montgomery. The agreement also provided for the transfer of cash, oil and gas properties, and other assets to Mr. McGowen in exchange for his assumption of an outstanding lease and a related party obligation in the amount of $160,000. It was further agreed that the Company's name would be changed, and that Mr. McGowen would resign as President and Chairman of the Board of Directors and grant a voting proxy to Mr. Montgomery, who succeeded him in these offices. The name change was to "Trek Resources, Inc." in July 2000. Mr. McGowen continued to serve as a member of the Company's Board of Directors until August 2002 at which time he sold his remaining shares to Mr. Montgomery and resigned from the Trek Board.

Basis of Accounting and Revenue Recognition

It is the Company's policy to prepare its financial statements using the accrual method of accounting in accordance with generally accepted accounting principles. Receipts are recorded as revenue during the period in which they are earned and expenses are recognized during the period in which the related liability is incurred.

Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves; the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at September 30, 2003 and 2002.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, which at September 30, 2003 and 2002 were comprised of various bank operating accounts and a daily swept money fund account. Such investments are stated at cost, which approximates market value.

Income Per Common Share

Basic income applicable to common stock is based on the weighted average number of shares of common stock outstanding. Diluted income per common share assumes the conversion of all securities that are exercisable or convertible into common shares that would have a dilutive effect during the period.

Trek Resources, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies (continued)

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

In September 2002, the Board of Directors approved the re-pricing of certain stock option grants to $1.10 per option for certain employees and executive officers effective October 1, 2002. These repriced options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded in fiscal 2003 since the market price per option was less than the exercise price during the period since October 1, 2002.

As of September 30, 2003, a total of 140,000 stock options were outstanding, of which 132,713 shares were vested.

Stock option transactions in the Company's plan are as follows:
	Number of Options	Weighted Average Exercise Price
Balance at October 1, 2001	186,000	$1.37
Granted	21,000	$1.10
Forfeited	(47,000)	$1.31
Exercised	-	-
Balance at September 30, 2002	160,000	$1.35
Granted	-	-
Forfeited	(20,000)	$1.10
Exercised	-	-
Balance at September 30, 2003	140,000	$1.39
Exercisable at end of period	132,713	$1.39

Trek Resources, Inc.

Notes to Financial Statements

The following table summarizes the stock options outstanding as of September 30, 2003:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Live (Years)	Number Vested
$1.60	80,000	7.09	78,278
$1.10	20,000	7.09	19,569
$1.10	26,000	7.25	24,376
$1.10	14,000	8.00	10,490
	140,000	7.21	132,713

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Transition and Disclosure. The statement permits three transition methods for adoption of the fair value method prescribed in SFAS 123. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

Had compensation costs for options granted to the Company's employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Twelve Months Ended
	September 30,
	2003	2002
Pro forma impact of fair value method:
Income applicable to common shares, as reported	$1,268,573	$(898,287)
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	(30,454)	(32,551)
Pro-forma income applicable to common shares under the fair-value method	$1,238,119	$(930,838)
Earnings per common share
Basic earnings per share reported	$ 0.36	$ (0.25)
Diluted earnings per share reported	$ 0.27	$ (0.25)
Pro-forma basic earnings per share under the fair value method	$ 0.35	$ (0.26)
Pro-forma diluted earnings per share under the fair value method	$ 0.25	$ (0.26)

Trek Resources, Inc.

Notes to Financial Statements

The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: 60% volatility, no dividend payouts expected, expected option life of five years, and a risk-free interest rate averaging 6%. The weighted average fair value of options granted in the year ended September 30, 2002 was $0.63. No options were granted in the year ended September 30, 2003.

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

Recent Accounting Pronouncement

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, became effective for the Company on July 1, 2001 and December 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS Nos. 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS Nos. 141 and 142 would be included in the notes to financial statements. Historically, Trek, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS Nos. 141 and 142 became effective.

Trek Resources, Inc.

Notes to Financial Statements

At September 30, 2003, Trek had net leaseholds cost of approximately $15,987,917. If the Company applied the interpretation currently being deliberated, this classification of interests as intangible assets would require us to make the disclosures set forth under SFAS No. 142 related to these interests. The Company will continue to classify oil and gas leaseholds as oil and gas properties until further guidance is provided.

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

Risk Management and Recent Accounting Pronouncement

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which has established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company.

Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil ("WTI") traded on the New York Mercantile Exchange ("NYMEX"). Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. Settlement gains or losses on financial market transactions are shown net as a component of gains (losses) in fair value of derivatives in the accompanying statements of operations for September 30, 2003 and 2002.

Use of Estimates and Certain Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

Recently Issued Accounting Pronouncements

In June 2003, the FASB approved SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company's third quarter of fiscal 2003. Implementation of SFAS 150 had no effect on the Company's financial position.

Trek Resources, Inc.

Notes to Financial Statements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure and consolidation requirements of FIN 46 for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the second quarter of fiscal 2003. The consolidation requirements of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flow.

Asset Retirement Obligation

In June 2001, the FASB approved for issuance SFAS 143, Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS 143 October 1, 2002.

As a result of adoption of this statement, the Company recorded a current asset retirement obligation ("ARO") of $80,000, a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The Company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appear in the statement of operations as a cumulative effect of change in accounting principle of approximately $60,000.

The following table shows the changes in the balance of the ARO during fiscal year 2003.

Year Ended September 30, 2003

Asset retirement obligation October 1, 2002	$ 1,179,000
Asset retirement accretion expense	114,000
Less: plugging cost	(83,000)

Asset retirement obligation at September 30, 2003	$ 1,210,000

Based on the expected timing of payments, $51,000 and $1,159,000 are classified as current and long-term, respectively.

Trek Resources, Inc.

Notes to Financial Statements

The following table shows on a pro forma basis the effect on net loss of the ARO as if SFAS 143 had been adopted on October 1, 2001:

Year Ended September 30, 2002
Net loss, reported	$ (898,287)
Less: retirement obligation accretion expense	(107,000)
Plus: depreciation on salvage value	124,000

Net loss pro forma	$ (881,287)

Loss per share:
As reported
Basic	$(0.25)
Diluted	$(0.25)
Pro forma
Basic	$(0.25)
Diluted	$(0.25)

2. Other Property and Equipment

At September 30, 2003 and 2002, other property and equipment consisted of the following:

	2003	2002
Automobiles & Equipment	$ 29,185	$ 29,022
Office equipment	73,253	69,805
Leasehold improvements	39,605	39,605
	142,043	138,432
Less accumulated depreciation	(103,068)	(58,406)
Net other property and equipment	$ 38,975	$ 80,026

3. Long-Term Debt

On May 28, 2003, the Company entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits the Company to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts advanced to the Company under its previous credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of the new loan.

On May 28, 2003, the initial funding of the new credit facility was $9,351,600. The outstanding balance on September 30, 2003 was $8,800,000 reflecting principal repayments of $556,000 during the last four months of the fiscal year.

The borrowing base under the new credit facility was initially set at $11,000,000 and is subject to semi-annual re-determination in March and September of each year. The Company has not been notified of any change in the borrowing base. The Company will pay interest on its borrowings under the new credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. At September 30, 2003 the Company was in compliance with these covenants. The new credit facility is secured by a lien on approximately 80% of Trek's oil and natural gas properties and matures on April 30, 2006.

Trek Resources, Inc.

Notes to Financial Statements

4. Employee Benefits

Deferred Compensation Plans

In November 2000, the Company adopted a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting certain service requirements. Under the plan, employees may elect to defer up to 15% of compensation, subject to the Internal Revenue Service limits. The plan requires that the Company match 50% of employee deferrals up to 6% of compensation, subject to a five-year vesting period. The plan also allows discretionary employer profit sharing contributions. During the year ended September 30, 2003 and 2002, the Company contributed $11,990 and $22,395 respectively to the plan.

5. Stockholders' Equity

Preferred Stock

In December 2002, the Company sold 100,000 shares of Series A convertible preferred stock to Michael E. Montgomery and Faye C. Briggs for an aggregate purchase price of $1,000,000, or $10.00 per share. Mr. Montgomery, the Company's President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, purchased 50,000 shares of these newly issued shares of Series A preferred stock. Ms. Briggs, who is the mother of Mr. Montgomery, purchased the remaining 50,000 shares.

Each share of Series A preferred stock may be converted into the number of shares of the Company's common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is currently $.70. This conversion right may be exercised at the option of the holder. Additionally, holders of Trek's Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before the Company may pay dividends to holders of its common stock. The Company may choose to pay this dividend in cash or by issuing additional shares of common stock. Holders of Series A preferred stock are entitled to a liquidation preference of $10.00 per share plus accumulated unpaid dividends (a total of $1,017,500 at September 30, 2003) and participate in voting on all matters submitted to Trek's holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the shares of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

Reverse Stock Split

At the annual meeting on February 20, 2003 the stockholders approved an amendment to the Company's certificate of incorporation, which effected a reverse stock split of the outstanding shares of common stock whereby every ten shares of outstanding common stock was automatically reverse split into one share of common stock outstanding. Additionally, this amendment increased the par value of the common stock from $0.01 to $0.10 per share. It maintained the number of shares of common stock authorized at 50,000,000. Accordingly, this amendment had the effect of increasing the number of shares of the Company's common stock available to be issued. The Company's certificate of incorporation was amended to effect the reverse stock split. All share information in the accompanying financial statements and footnotes has been restated to reflect the reverse stock split.

Trek Resources, Inc.

Notes to Financial Statements

Earnings Per Common Share

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the years ended September 2003 and 2002, as restated for the effect of the reverse split. The diluted gain per share for the year ended September 2003 includes the assumed conversion of preferred shares, and excludes the assumed exercise of the stock options since the inclusion would be anti-dilutive. The loss per share for 2002 excludes all stock options, the effect of which would be anti-dilutive.

	Year Ended September 30,
	2003	2002
Basic earnings per share
Numerator:
Net income (loss)	$1,326,710	$ (898,287)
Less: dividends on preferred shares	(58,137)	-
Net income available to common shareholders	$1,268,573	$ (898,287)

Denominator -
Common shares outstanding	3,536,469	3,536,469

Basic earnings per share	$0.36	$(0.25)

Diluted earnings per share
Numerator:
Net income	$1,326,710	$ (898,287)
Less: dividends on preferred shares	-	-
Net income available to common shareholders	$1,326,710	$(898,287)

Denominator:
Common shares outstanding	3,536,469	3,536,469
Common stock options and warrants	-	-
Conversion of preferred shares	1,428,571	-
	4,965,040	3,536,469

Diluted earnings per share	$0.27	$(0.25)

6. Fair Value of Financial Instruments

At September 30, 2003 and 2002, the Company's financial instruments included cash equivalents, accounts receivable, certificates of deposit maturing in excess of three months, debt and financial market transactions. The fair values of the Company's financial instruments approximated carrying values at September 30, 2003 and 2002. The carrying amounts associated with certificates of deposit maturing in excess of three months as of September 20, 2003 and 2002 were $106,791 and $71,791, respectively. The certificates of deposit were classified as other assets in the accompanying balance sheets at those dates.

7. Risk Management

The Company may periodically enter into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. In the past the Company has primarily utilized price swaps, floors or collars, which were all placed with major financial institutions.

Trek Resources, Inc.

Notes to Financial Statements

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

The Company applies SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company elected not to designate its derivatives as hedges. Accordingly, all changes in the fair value of the Company's derivative contracts are recognized as income or expense in the period during which they occur.

At September 30, 2003, Trek had no open derivative positions, and all positions open at September 2002 were subsequently closed. For the quarter ended September 30, 2003, none of the Company's revenue was hedged.

8. Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, certificates of deposit maturing in excess of three months, accounts receivable, and financial market transactions. However, the Company places such instruments with credit-quality financial institutions and, therefore, its risk of incurring losses is considered to be remote. At September 30, 2003 and 2002, cash equivalents and certificates of deposit maturing in excess of three months amounted to $1,150,972 and $562,532, respectively. Of these amounts, $183,237 and $272,360, respectively, were covered by federal depository insurance. The remaining balances were uninsured.

The Company currently sells its oil and gas production to approximately 48 separate purchasers, of which five accounted for 25%, 14%, 14%, 13%, and 12% of fiscal 2003 sales and, in the aggregate, approximately $579,080 of outstanding accounts receivable at September 30, 2003. During 2002, sales to four purchasers accounted for 28%, 16%, 16%, and 14% of total sales, and represented outstanding accounts receivable of approximately $522,000 at September 30, 2002. The Company also uses a single counterparty to conduct financial derivative transactions.

The Company does not believe that the loss of any single purchaser of its crude oil and natural gas, a joint owner in a property, or its financial counterparty would have a material adverse effect on its operations.

9. Income Taxes

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

A reconciliation of the differences between the Company's applicable statutory tax rate and its effective income tax rate and a schedule showing the significant components of the net deferred tax asset follow:

	2003	2002
Tax provision at statutory tax rate	34%	34%
Increase (decrease) resulting from:
Net change in valuation allowance	(39)	(39)
State and local taxes	5	5
Effective tax rate	- %	- %

Trek Resources, Inc.

Notes to Financial Statements

Deferred tax asset:
Difference in basis of oil and gas properties	32,000	$ 267,000
Net operating loss carryforwards	2,365,000	2,682,000
Other	13,000	34,000
Gross deferred tax asset	2,410,000	2,983,000
Less valuation allowance	(2,410,000)	(2,983,000)
Net deferred tax asset	$ -	$ -

Due to a lack of earnings history, it cannot be determined that the deferred tax assets will more likely than not be realized. As a result, offsetting valuation allowances of $2,410,000 and $2,983,000 have been recorded at September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, the Company had net operating loss carryforwards for tax purposes of approximately $6,100,000 and $6,800,000, respectively, that are available to offset future income tax liabilities, subject to certain limitations. If not previously utilized, these net operating losses principally expire in 2009 through 2021.

10. Related Party Transactions

The Company currently shares or subleases office space from Montgomery Petroleum, Inc. ("MPI"), a company owned by its President. They also share office supplies, personnel, and various services with MPI and other Montgomery entities. All such activities are billed to or by the Company at actual rates incurred. For the years ended September 30, 2003 and 2002, the Company was billed $91,400 and $98,400, respectively for services provided by MPI, and, for the year ended September 30, 2003, the Company billed MPI and other Montgomery entities $33,100 for services that the Company provided. Net amounts of $58,300 and $48,900, respectively, were included as components of general and administrative expenses in the accompanying statements of operations. At September 30, 2003 accounts payable included $6,000 payable to Montgomery Petroleum and accounts receivable included $138,000 due from MBOE, Inc. (which is owned by Trek's president) for oil and natural gas joint interest billings.

During the second and third quarters of fiscal 2003, we entered into farmout arrangements with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involve three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County, Texas. MBOE agreed to pay 100% of the costs of these workovers to earn an eventual assignment of 50% of the working interests to these wells. We have substantially completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Under the same agreement, MBOE also agreed to pay for the drilling of one proved undeveloped well in Eastland County, Texas. Drilling is planned for the second quarter of fiscal 2004. Until MBOE has recovered the costs of these workovers, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After MBOE has recovered the costs of the workovers, we will assign 50% of our working interests in these wells to MBOE.

11. Commitments and Contingencies

In the course of its business affairs and operations, the Company is subject to possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation. There are no litigation matters as of September 30, 2003 that the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

The Company is committed to leases for office space at $4,100 per month through May 2006. Lease expense for the years ended September 30, 2003 and 2002, amounted to $56,000 and $64,000 respectively.

Trek Resources, Inc.

Notes to Financial Statements

12. Oil and Gas Data Producing Activities

The following tables provide additional information about the Company's oil and gas producing activities.

Results of Operations

The results of operations for oil and gas producing activities for the years ended September 30, considering direct costs only, are as follows:

	2003	2002

Revenues	$ 8,078,066	$ 5,511,960
Costs and expenses:
Lease operating expenses	(3,800,535)	(3,320,988)
General and administrative expenses	(943,124)	(1,160,984)
Depletion	(1,148,772)	(1,076,948)
Income taxes	-	-
Results of operations	$ 2,185,635	$ (46,960)

Costs Incurred and Capitalized Costs

Costs incurred in connection with oil and gas acquisition, exploration, and development activities and related capitalized costs for the years ended September 30 are as follows:

	2003	2002
Costs incurred:
Property acquisition	$ 14,827	$ 129,067
Exploration	-	111,450
Development	618,725	726,874
Depletion per equivalent barrel of production	$ 4.19	$ 3.93
Cost of properties at year-end:
Unproved oil and gas properties	92,236	87,571
Proved oil and gas properties	18,496,153	16,992,287
Accumulated depletion and depreciation	$ 6,246,330	$ 5,301,593

Oil and Gas Reserve Data (Unaudited)

The following tables present the Company's estimates of its proved oil and gas reserves as prepared by LaRoche Petroleum Consultants, Ltd., the Company's independent petroleum engineers, as of September 30, 2003 and 2002. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced.

Trek Resources, Inc.

Notes to Financial Statements

	Oil (Bbls)	Natural Gas (Mcf)
Proved reserves as of September 30, 2001	1,738,480	10,825,970
Revisions of previous estimates	(128,646)	(824,580)
Purchases of reserves in place	106,643	1,201,029
Production	(147,227)	(760,339)
Proved reserves as of September 30, 2002	1,569,250	10,442,080
Extensions and discoveries	148,062	2,152,902
Revisions of previous estimates	(183,145)	(508,020)
Purchases of reserves in place	630	119,385
Production	(139,071)	(812,475)
Proved reserves as of September 30, 2003	1,395,726	11,393,872
Proved developed reserves:
September 30, 2002	1,486,630	10,162,280
September 30, 2003	1,226,556	9,787,870

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein (Unaudited)

The following table presents a standardized measure of discounted future net cash inflows associated with the Company's net proved oil and gas reserves at September 30, 2003 and 2002, discounted at an annual rate of 10%. The future cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Weighted average prices used in calculating the future cash inflows were $29.20 and $30.45 per Bbl for oil and $4.83 and $3.76 per Mcf for natural gas at September 30, 2003 and 2002, respectively. These prices were applied to the Company's estimated quantities of proved reserves at each year-end.

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

	2003	2002
Future cash inflows	$ 93,451,000	$ 85,386,000
Future production costs	(35,399,000)	(32,233,000)
Future development costs	(4,866,000)	(1,518,000)
Future income tax expenses	(11,769,000)	(10,916,000)
Future net cash flows	41,417,000	40,719,000
10% annual discount for estimated timing
of cash flows	(18,863,000)	(19,545,000)
Standardized measure of discounted future net
cash flows for proved oil and gas reserves	$ 22,554,000	$ 21,174,000

Trek Resources, Inc.

Notes to Financial Statements

Changes in the standardized measure of discounted future net cash inflows for the years ended September 30 are as follows:

	2003	2002
Beginning of year	$21,174,000	$11,980,000
Increase (decrease) due to:
Sales of oil and gas produced, net of
production costs	(4,278,000)	(2,191,000)
Net changes in prices and production costs	1,150,000	12,326,000
Net change in development costs	(2,690,000)	(1,488,000)
Extensions and discoveries	13,758,000	1,925,000
Net changes from purchases and sales of
minerals in place:
Purchases	560,000	1,340,000
Sales	(37,000)	(23,000)
Revisions of previous quantity estimates	(4,501,000)	(1,463,000)
Net change in income taxes	(465,000)	(2,430,000)
Accretion of discount	(2,117,000)	1,198,000
Net increase	1,380,000	9,194,000
End of year	$22,554,000	$21,174,000

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.5	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above).

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

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

10.2*	2000 Trek Resources, Inc. Stock Option Plan (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.3*	Trek Resources, Inc. 401(k) Plan, dated November 8, 2000 (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

10.4

Letter Agreement, dated May 5, 2002, by and between Trek Resources, Inc. and Michael E. Montgomery (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2002, and incorporated herein by reference).

10.5

Agreement by and between Trek Resources, Inc. and P. C. Burns Oil Producers, Inc., dated June 1, 2002, regarding drilling of wells in King and Cottle Counties, Texas (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference).

10.6

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.7	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

23.1	Consent of Hein + Associates, LLP, independent accountants (filed herewith).

23.2	Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers (filed herewith).

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

* denotes management contract or compensatory plan