Form 10QSB
period 2003-12-31
TREK RESOURCES INC
filed 2004-02-17
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

(214) 373-0318
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes [X]           No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at February 17, 2004
Common Stock, par value $0.10 per share	3,536,469

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

Condensed Balance Sheets - December 31, 2003 and September 30, 2003
Condensed Statements of Operations - Three months ended December 31, 2003 and 2002
Condensed Statements of Cash Flows - Three months ended December 31, 2003 and 2002
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

PART I

ITEM 1. FINANCIAL STATEMENTS

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2003	2003
Assets
Current assets:
Cash	$ 1,085,000	$ 1,044,306
Accounts receivable, net	1,207,853	1,069,032
Other	111,467	127,456
Total current assets	2,404,320	2,240,794

Property and equipment, at cost, based on the full
cost method of accounting, less accumulated
depreciation and depletion of $6,689,551 and
$6,349,397 at December 31, 2003 and
September 30, 2003, respectively	12,513,410	12,381,035

Other assets	137,626	137,626

Total assets	$ 15,055,356	$ 14,759,455

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 1,100,143	$ 1,366,456
Drilling advances	490,031	7,804
Total current liabilities	1,590,174	1,374,260

Long-term debt	8,500,000	8,800,000
Long-term asset retirement obligation	1,186,592	1,158,468
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value	1,000	1,000
Common stock, $0.10 par value	353,673	353,673
Additional paid-in capital	8,403,560	8,403,560
Accumulated deficit	(4,979,643)	(5,331,506)
Total stockholders' equity	3,778,590	3,426,727
Total liabilities and stockholders' equity	$ 15,055,356	$ 14,759,455

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

Three months ended
December 31,

	2003	2002

Revenues - oil and gas sales	$ 2,022,435	$ 1,707,669

Costs and expenses:
Lease operating expenses	952,417	763,544
General and administrative	255,775	266,942
Depreciation, depletion and amortization	340,154	268,737
Total costs and expenses	1,548,346	1,299,223

Income from operations	474,089	408,446

Other income (expenses):
Interest expense	(108,222)	(139,943)
Gain (loss) in fair value of derivatives,
Net of $93,396 settlement loss in 2002.
	-	7,344
Other	3,496	(32,487)
Total other income (expenses)	(104,726)	(165,086)

Income before cumulative effect of accounting change	369,363	243,360

Cumulative effect of change in accounting principle	-	(59,610)

Net Income	369,363	183,750
Preferred Dividends	(17,500)	(5,639)
Net Income available to common shareholders	$ 351,863	$ 178,111

Weighted average common shares outstanding
Basic *	3,536,469	3,536,469
Diluted*	4,965,040	3,986,779
Income before accounting change per share:
Basic*	$ 0.10	$ 0.07
Diluted*	$ 0.07	$ 0.06
Cumulative effect per share of accounting change
Basic*	$ -	$ (0.02)
Diluted*	$ -	$ (0.02)
Net income per share:
Basic*	$ 0.10	$ 0.05
Diluted*	$ 0.07	$ 0.04

*2002 Restated for effect of 10-1 reverse stock split of February 2003

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2003	2002
Operating Activities
Net income (loss)	$ 369,363	$ 183,750
Adjustments to reconcile net income (loss) to net cash
Provided by (used by) operating activities:
Depreciation, depletion and amortization	340,154	268,737
Change in fair value of derivatives	-	(100,740)
Cumulative effect of adoption, FAS 143	-	59,610
Accretion Expense per SFAS No. 143	30,240	-
Amortization of deferred financing costs	5,133	5,229
Changes in working capital:
Decrease (increase) in accounts receivable	(138,821)	40,920
Decrease in accounts payable and accrued
liabilities	(285,929)	(218,913)
Increase (decrease) in drilling advances	482,227	(2,027)
Decrease (increase) in prepaids and other	10,856	(10,836)
Net cash provided by (used by) operating activities	813,223	225,730

Investing Activities
Additions to property and equipment	(460,175)	(68,624)
Additions to other property and equipment	(12,354)	-
Net cash used by investing activities	(472,529)	(68,624)

Financing Activities
Repayments of long-term debt	(300,000)	(1,120,000)
Proceeds from issuance of preferred stock, net of offering costs	-	946,074
Net cash provided (used by) financing activities	(300,000)	(173,926)

Net increase (decrease) in cash	40,694	(16,820)
Cash and cash equivalents at the beginning
of the period	1,044,306	490,741
Cash and cash equivalents at the end of the period	$ 1,085,000	$ 473,921

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

Basis of Accounting and Revenue Recognition

          It is the Company's policy to prepare its financial statements using the accrual method of accounting in accordance with accounting principles generally accepted in the United States. Receipts are recorded as revenue during the period in which they are earned and expenses are recognized during the period in which the related liability is incurred.

          Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves; the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at December 31, 2003 or September30, 2003.

Reclassifications

The balance sheet as of September 30, 2003, reflects a reclassification of $7,804 from accounts payable and accrued liabilities to drilling advances to conform with the December 31, 2003 presentation.

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

          Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil ("WTI") traded on the New York Mercantile Exchange ("NYMEX"). Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. The Company had no derivatives in place in the first quarter of fiscal 2004.

Recent Accounting Pronouncements

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

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which was revised and superceded by FASB Interpretation No. 46R in December 2003 ("FIN 46R"). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 will have no impact on its results of operations, financial position or cash flows.

          In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS 143 effective as of October 1, 2002.

          As a result of adoption of this statement, the Company recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The Company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $ 216,000 that would have been recognized from the date of acquisition through the date of adoption appears in the statement of operations for the quarter ended December 31, 2002, as a cumulative effect of change in accounting principle of $59,610.

The following table shows the changes in the balance of the ARO during fiscal year 2004.

Three Months Ended December 31, 2003

Asset retirement obligation September 30, 2003	$ 1,210,000
Asset retirement accretion expense	30,000
Less: plugging cost	-0-

Asset retirement obligation at December 31, 2003	$ 1,240,000

Based on the expected timing of payments, $53,000 and $1,187,000 are classified as current and long-term, respectively.

Long-Term Debt

On May 28, 2003, the Company entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits the Company to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This credit facility was entered into to repay the amounts advanced to the Company under its previous credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of the new loan.

On May 28, 2003, the initial funding of the credit facility was $9,351,600. The outstanding balance on December 31, 2003 was $8,500,000 reflecting principal repayments of $300,000 during the first three months of the fiscal year.

The borrowing base under the credit facility was initially set at $11,000,000 and is subject to semi-annual re-determination in March and September of each year. The Company was notified on December 15, 2003 that the borrowing base would be changed to $10,000,000. The Company will pay interest on its borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. At December 31, 2003, the Company was in compliance with these covenants. The new credit facility is secured by a lien on approximately 80% of the Company's oil and natural gas properties and matures on April 30, 2006.

Dividend Policy

          The Company has not paid any cash dividends on its common stock, and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's credit facility currently prohibits the payment of dividends on its common stock. Moreover, all accrued but unpaid dividends owed to holders of the Company's Series A Preferred stock must be paid before dividends can be paid on the Company's common stock. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of our business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in the Company's credit facility, business conditions, the Company's financial condition and other factors that the Board of Directors deems relevant.

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

          In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $1.10 per option for employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. No compensation cost was recorded at December 31, 2003 since the market price per option was less than the new exercise price of $1.10.

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

          Had compensation costs for options granted to the Company's employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended December 31,
	2003	2002
Pro forma impact of fair value method
Income applicable to common shares, as reported	$351,863	$178,111
Pro-forma stock-based compensation costs under the fair value method, net of related tax	(826)	(8,138)
Pro-forma income applicable to common shares under the fair-value method	$351,037	$169,973
Earnings per common share
Basic earnings per share reported	0.10	0.05
Diluted earnings per share reported	0.07	0.04
Pro-forma basic earnings per share under the fair value method	0.10	0.05
Pro-forma diluted earnings per share under the fair value method	0.07	0.04

Commitments and Contingencies

          In the course of its business affairs and operations, the Company is subject to litigation and possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation.

          On January 5, 2004 a lawsuit for injunctive relief was filed by the Company as Plaintiff, against Kenneth Lee Montfort, Defendant, seeking a temporary restraining order, permanent injunction and declaratory judgment in the 91st District Court of Eastland County, Texas pertaining to Plaintiff's North Pioneer Unit and adjoining leases in Eastland County, Texas. The District Court granted Plaintiff's application for temporary restraining order enjoining Defendant's interference with Plaintiff's leasehold operations and denied Defendant's application for temporary restraining order. The Defendant filed a counterclaim on January 9, 2004. On January 21, 2004 the Court heard in part both Plaintiff's and Defendant's request for temporary injunction with the hearing to be concluded on February 17, 2004 The Court's judgment in this matter will be entered at a later date. The Company believes that however this matter is resolved, it will not have a material adverse effect on the financial position or results of operations of the Company.

Income per Common Share

          The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three months ended December 31, 2003 and 2002. The diluted income per share for the three months ended December 31, 2003 and 2002, includes the assumed conversion of preferred shares, and excludes the assumed conversion of the stock options since the inclusion would be anti-dilutive. The figures used in the below table for the three months ended December 31, 2002 have been adjusted to give effect to the Company's 10:1 reverse stock split in February, 2003.

	2003	2002
Basic earnings per share
Numerator:
Net income	$ 369,363	$ 183,750
Less: dividends on preferred shares	(17,500)	(5,639)
Net income available to common shareholders	$ 351,863	$ 178,111

Denominator -
Common shares outstanding	3,536,469	3,536,469

Basic earnings per share	$0.10	$0.05

Diluted earnings per share
Numerator:
Net income	$ 369,363	$ 183,750
Less: dividends on preferred shares	-	-
Net income available to common shareholders	$ 369,363	$ 183,750

Denominator:
Common shares outstanding	3,536,469	3,536,469
Common stock options and warrants	-	-
Conversion of preferred shares	1,428,571	450,310
	4,965,040	3,986,779

Diluted earnings per share	$0.07	$0.05

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

           The statements contained in this report regarding our future financial performance and operating results, business strategy, market prices and other activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements. Among these forward-looking statements are statements regarding our anticipated performance in fiscal 2004.

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

- marketing activity;

- future production and costs;

- outcome of litigation; and

- other factors discussed in this report and in our other SEC filings.

          We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors in our Form 10-KSB for the year ended September 30, 2003.

Overview

          We are an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities in conventional producing areas of the United States. Our reserves and production operations are concentrated in Texas and Oklahoma. Our business strategy emphasizes refurbishing and improving the production potential of properties that already produce oil and natural gas, along with exploitation through development of non-producing and undeveloped reserves on existing properties. We focus on maintaining a balanced portfolio of lower-risk reserves to provide a cash flow foundation for our exploitation, acquisition and exploration activities.

          We generate revenues by the sale of the oil and natural gas that we produce from our reserves. Our results of operations are significantly impacted by the prices of oil and natural gas, which are volatile. The prices we receive for our oil vary from New York Mercantile Exchange ("NYMEX") prices based on the location and quality of the crude oil. The prices we receive for our natural gas are based on Henry Hub prices reduced by transportation expenses, regional basis differentials and processing fees.

          Our primary expenses consist of lease operating expenses, general and administrative expenses and depreciation, depletion and amortization expenses. Lease operating expenses include pumpers' salaries, utilities, maintenance, workovers, production taxes, transportation fees and other costs necessary to operate our producing properties. General and administrative expenses consist primarily of salaries and related benefits, office rent, accounting and legal fees, consultants, systems costs and other administrative costs incurred in our Dallas, Texas headquarters. Depreciation, depletion and amortization expenses relate to the realization of the capitalized costs of our oil and natural gas properties as each unit of production is produced.

          During the three months ended December 31, 2003, we continued to experience a favorable price environment for our production, which facilitated our ability to enter into arrangements for the drilling of additional wells on our properties. Cash flow from operations served as our primary source of liquidity during this period, and we were able to make additional principal repayments on our credit facility. For the remainder of fiscal 2004, we plan to evaluate additional drilling and expansion activities to the extent that we have sufficient cash flow to do so.

Our Results of Operations

Comparison of the Three Months Ended December 31, 2003 and 2002

          Net income for the three months ending December 31, 2003 was $369,000, or $0.10 per diluted share, compared to a net income of $184,000 or $0.05 per diluted share for the same period in the prior year. Our results of operations for the first quarter of fiscal 2004 were favorably impacted by higher oil and gas prices, coupled with higher oil and natural gas volumes, lower general and administrative expenses and interest expense. Offsetting those effects were higher lease operating expenses and depletion expense.

Revenues

          Oil and natural gas sales were $2,022,000 during the three months ended December 31, 2003, compared to $1,708,000 for the comparable period in 2002. This increase was mainly due to higher oil and natural gas prices, enhanced by increased oil and natural gas volumes. Average quarterly prices were $30.11 per barrel ("Bbl") of oil and $4.59 per thousand cubic feet ("Mcf") of natural gas for this three month period in fiscal 2004, compared to $27.15 per Bbl and $4.13 per Mcf during the corresponding period in fiscal 2003.

          We sold approximately 37,000 barrels of oil ("MBbls") during the three months ended December 31, 2003, an increase from the 34 MBbls of oil we sold for the same period in 2002. This is primarily a result of a recent recompletion of the Messall #1 well in Ochiltree County, Texas. Corresponding natural gas sales for these periods were 201 million cubic feet ("MMcf") in 2003 and 193 MMcf in 2002. This increase in natural gas production was primarily a result of the new Gibson #10A well drilled in Cottle County, Texas during the month of September, 2003, as well as the recompletion of the Messall #1 well referenced above. During the three months ended December 31, 2003, our production was 52% oil and 48% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the three months ended December 31, 2003 amounted to $952,000, an $189,000 increase from the $763,000 of expenses incurred for the same period during 2002. The increase was mainly due to workover expense related to major overhauls on several wells in the AWP and Farnsworth Fields in McMullen and Ochiltree Counties, Texas in order to improve production. Based on our current projections, we expect workover expenditures to decline during the remainder of fiscal 2004, as we have completed most of our currently scheduled workover activities. Higher production taxes related to higher revenues and accretion expenses mandated by Statement of Financial Accounting Standards No. 143 also contributed to the increase in operating expenses. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $10.39 during the quarter ending December 31, 2003, compared to $9.71 for the same period in 2002. This increase in direct lease operating expense is also primarily the result of higher production taxes as well as higher utility bills on our large production units.

          Our general and administrative expenses for the three months ending December 31, 2003 were $256,000, a slight decrease from the $267,000 of expenses incurred during the same period in 2002. The decrease reflects lower payroll related expenses, offset in part by an increase in Delaware state franchise tax expense.

          Depreciation, depletion and amortization was $340,000 for the three months ended December 31, 2003, an increase of $71,000 from the $269,000 of expense reported during the same period in 2002. This increase was due to higher production and capital additions to our depletable asset pool, as well as an increase in the estimated future development costs which support our current reserve value.

Other Income and Expenses

          We incurred $108,000 of interest expense during the three month period ended December 31, 2003, a decrease of $31,000 from the $139,000 of interest expended during the same period in 2002. The decrease is a result of a lower bank debt balance and lower average interest rates.

          Other expense in the three months ended December 31, 2002 includes a charge of $30,000 related to a potential sale of our company which was canceled during the quarter. This non-recurring expense does not appear in the statement of operations for the corresponding period in fiscal 2004.

Our Liquidity and Capital Resources

General

        Our working capital was $814,000 on December 31, 2003. For the three months ended December 31, 2003, capital expenditures of $472,000 and retirement of debt ($300,000) were funded primarily by cash flow from operations. During the same period in 2002, capital expenditures of $69,000 and the retirement of debt ($1,120,000) were funded by the sale of securities and cash flow. The increase in our capital expenditures for the three months ended December 31, 2003 as compared to the corresponding period during the previous year was mainly a result of our workover activities in McMullen and Ochiltree Counties, Texas, and Major County, Oklahoma. In the first quarter of 2003, our credit facility required principal reductions, and as a result we made principal reduction payments in that quarter of $1,120,000. Our present credit facility does not have regularly required principal reductions. We made voluntary monthly principal reductions of $100,000 on our present credit facility from June 2003 through January 2004.

          Based on current conditions, we expect that cash flow from our operations and the available borrowing capacity under our credit facility will provide us with sufficient liquidity for the remainder of fiscal 2004.

Trends in Prices and Production

        Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have fluctuated over the last twelve months, but in general, we have experienced a favorable price environment during this period. Specifically, average monthly prices as quoted on NYMEX in February 2004 were $33.19 per Bbl of oil and $5.45 per Mcf of natural gas. Average prices as quoted on NYMEX for the month of February 2003 were $35.63 per Bbl of oil and $6.45 per Mcf of natural gas. However, in other recent years, the fluctuation in the prices of oil and natural gas has been more significant. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. Any downward trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter, especially since we do not currently have any commodity price risk management contracts in place. Additionally, while our recent drilling and workover activities have resulted in increased production, our oil and gas reserves are subject to natural production declines. As a result, our production volumes will decrease in the future if these effects are not offset by continued successful drilling projects, workover activities or acquisition of new producing properties.

Drilling, Workovers and Other Capital Expenditures

        During the three months ended December 31, 2003, we completed several well development activities on our producing properties located in McMullen and Ochiltree Counties, Texas, and Major County Oklahoma. The total cost of these capital expenditures was approximately $340,000, and was funded from cash flow from our operations

        In the second quarter of fiscal 2004, we began drilling two new wells in Cottle County, Texas in partnership with P. C. Burns Oil Producers, Inc. ("Burns"). The total estimated costs associated with these new wells are $800,000. We will pay 52% of these drilling and completion costs ($420,000) and Burns will pay the remaining 48%, representing our respective working interests in the wells. We entered into similar drilling arrangements with Burns in fiscal 2002 and 2003 which resulted in the drilling of four wells in this same area. Two of these four wells were successful and are currently producing primarily natural gas.

          Also in the second quarter of 2004, we began drilling one new well adjacent to our existing Beggs #1 well in Eastland County, Texas. The total cost of this project is estimated to be $154,000. Our share will be approximately $148,000, reflecting our 96% working interesting this well.

        During January 2004, we acquired an interest in a property in Louisiana at a cost of approximately $25,000. We currently expect that a new well will be drilled on this property during the second quarter of fiscal 2004. The total cost of this well is anticipated to be $350,000. Since we have an 18.5% share in the drilling and completion costs of the well, our share of the drilling cost is expected to be $66,000.

        Except as specified above, we do not currently have any commitments to make capital expenditures, and we have not established a formal budget for this purpose. We expect to fund our present capital expenditure commitments with cash flow from operations. Any additional capital expenditures during fiscal 2004 will be a function of and dependent upon the amount of any additional cash flow from operations or other available capital resources, including available borrowings under our credit facility.

Credit Facility

        On May 28, 2003, we entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of this loan.

         On May 28, 2003 our initial funding of the credit facility was $9,351,600. Giving effect to subsequent principal repayments totaling $851,600 that were made each month from June through December 2003, the outstanding amount of our borrowings under the credit facility was $8,500,000 as of December 31, 2003. Giving effect to additional principal repayments that were made during January 2004 of $100,000, our outstanding borrowings as of the date of this report were $8,400,000.

        Our borrowing base under the credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. Currently our borrowing base is set at $10 million, which corresponds to $1,600,000 of additional borrowing capacity. We pay interest on our borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% per annum or Wells Fargo's prime rate of interest plus 0.5% per annum. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On December 31, 2003 LIBOR was 1.2% and Wells Fargo's prime rate was 4% per annum, compared to LIBOR of 1.38% and a prime rate of 4.25% per annum on December 31, 2002. Under the terms of the facility, we are required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The credit facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

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
As of the end of the first quarter of fiscal 2004, we were in compliance with the above covenants.

Need to Raise Additional Capital

        Our business will require substantial capital on a continuing basis. We may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital we currently expect to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon various factors which we may not be able to control. Additionally, the covenants in our credit facility restrict our ability to incur certain types of debt or issue preferred stock.

        In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditures and other liquidity needs. We plan to finance current capital expenditures with cash flow from operations. To the extent that we have available cash flow, we plan to continue to reduce the principal of our bank debt. We continue to consider joint drilling and recompletion arrangements in order to reduce our risk while increasing our reserve base.

Hedging Activities

        We may periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. In the past, we have primarily utilized price swaps, floors, or collars, which were all placed with major financial institutions.

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We disclosed these policies in "Part I- Item 6-Management's Discussion and Analysis or Plan of Operation-Critical Accounting Policies" of our Annual Report of Form 10-KSB for the year ended September 30, 2003, which was filed with the SEC on December 29, 2003. Our critical accounting policies have not changed since that time.

Related Party Transactions

        We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended December 31, 2003, we were billed $31,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $9,000 for the services that we provided during the quarter ended December 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Mr. Michael E. Montgomery, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and he has concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        No change to our internal control over financial reporting occurred during the quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: February 17, 2004	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

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