Form 10QSB
period 2004-03-31
TREK RESOURCES INC
filed 2004-05-14
CIK 1133932

_________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
-----------------------

FORM 10-QSB

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

( )	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE TRANSITION
SECURITIES EXCHANGE ACT OF 1934
the transition period from __________ to __________

Commission file Number: 0-32491

TREK RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.
4925 Greenville Avenue, Suite 955, Dallas, Texas 75206
(Address of principal executive offices)

(214) 373-0318
(Issuer's telephone number)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at May 14, 2004
Common Stock, par value $0.10 per share	3,536,469

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]               No [   ]

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

_________________________________________________________________________

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

Condensed Balance Sheets - March 31, 2004 and September 30, 2003
Condensed Statements of Operations - Three and six months ended March 31, 2004 and 2003
Condensed Statements of Cash Flows - Six months ended March 31, 2004 and 2003
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Changes in Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	September 30,
	2004	2003
Assets
Current assets:
Cash	$ 901,242	$ 1,044,306
Accounts receivable, net	990,769	1,069,032
Other	94,598	127,456
Total current assets	1,986,609	2,240,794

Property and equipment, at cost, based on the full
cost method of accounting, net	13,384,399	12,381,035

Other assets	137,626	137,626

Total assets	$ 15,508,634	$ 14,759,455

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 1,687,684	$ 1,366,456
Drilling Advances	53,512	7,804
Total current liabilities	1,741,196	1,374,260

Long-term Debt	8,300,000	8,800,000
Long-term asset retirement obligation	1,176,728	1,158,468

Commitments and contingencies

Stockholders' equity:
Preferred stock	1,000	1,000
Common stock	353,673	353,673
Additional paid-in capital	8,428,860	8,403,560
Accumulated deficit	(4,492,823)	(5,331,506)
Total stockholders' equity	4,290,710	3,426,727
Total liabilities and stockholders' equity	$ 15,508,634	$ 14,759,455

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues - oil and gas sales	$ 2,078,530	$ 2,361,900	$ 4,100,965	$ 4,069,569

Costs and expenses:
Lease operating expenses	876,821	1,077,912	1,829,238	1,841,456
General and administrative	271,369	236,725	527,144	503,667
Depreciation, depletion and amortization	327,221	272,970	667,375	541,707

Total costs and expenses	1,475,411	1,587,607	3,023,757	2,886,830

Income from operations	603,119	774,293	1,077,208	1,182,739

Other income (expenses):
Interest expense	(103,248)	(133,810)	(211,470)	(273,753)
Loss in fair value of derivatives,
net of $21,000 settlement gain	-	(223,543)	-	(216,199)
Other	4,449	2,809	7,945	(29,678)
Total other income (expenses)	(98,799)	(354,544)	(203,525)	(519,630)

Net Income before accounting change	504,320	419,749	873,683	663,109
Cumulative effect of accounting change	-	-	-	(59,610)
Net Income	504,320	419,749	873,683	603,499
Preferred Dividends	(17,500)	(17,500)	(35,000)	(23,139)
Net Income available to common shareholders	$ 486,820	$ 402,249	$ 838,683	$ 580,360
Weighted average common shares outstanding
Basic	3,536,469	3,536,469	3,536,469	3,536,469
Diluted	4,969,894	4,965,040	4,967,467	4,486,233

Net income before accounting change per share:
Basic	$ 0.14	$ 0.11	$ 0.25	$ 0.18
Diluted	$ 0.10	$ 0.08	$ 0.18	$ 0.14

Cumulative effect of accounting change
Basic	-	-	-	$ (0.02)
Diluted	-	-	-	$ (0.01)

Net income per share:
Basic	$ 0.14	$ 0.11	$ 0.25	$ 0.16
Diluted	$ 0.10	$ 0.08	$ 0.18	$ 0.13

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31,
	2004	2003
Operating Activities
Net income	$ 873,683	$ 603,499
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:
Depreciation, depletion and amortization	667,375	541,707
Change in fair value of derivatives	-	(226,750)
Cumulative effect of FAS 143	-	59,610
Accretion of asset retirement obligations	60,289	58,331
Stock based compensation expense	25,300	-
Amortization of deferred financing costs	11,148	10,459
Changes in working capital:
Decrease (increase) in accounts receivable	78,263	(467,909)
Increase (decrease) in accounts payable and accrued
Liabilities	299,592	(32,594)
Decrease in drilling advances	45,708	(2,027)
Decrease (increase) in other current assets	21,709	7,996
Net cash provided by operating activities	2,083,067	552,322

Investing Activities
Additions to oil and gas properties	(1,753,432)	(145,277)
Sale of oil and gas properties	57,155	39,568
Additions to other property and equipment	(12,354)	(37,007)
Net cash used by investing activities	(1,708,631)	(142,716)

Financing Activities
Repayments of long-term debt	(500,000)	(1,300,000)
Preferred Stock dividends paid	(17,500)	(5,639)
Proceeds from issuance of preferred stock, net of offering costs	-	942,153
Net cash used by financing activities	(517,500)	(363,486)

Net increase (decrease) in cash	(143,064)	46,120
Cash and cash equivalents at the beginning of the period	1,044,306	490,741
Cash and cash equivalents at the end of the period	$ 901,242	$ 536,861

See accompanying notes.

TREK RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

          Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves, the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at March 31, 2004 or September 30, 2003.

Reclassifications

The balance sheet as of September 30, 2003, reflects a reclassification of $7,804 from accounts payable and accrued liabilities to drilling advances to conform with the March 31, 2004 presentation.

Risk Management

          The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions.

          The Company applies Statement of Accounting Standards No. No. 133, Accounting for Derivative Instruments and Hedging Activities, which has established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company.

          Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil traded on the New York Mercantile Exchange. Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. The Company had no derivatives in place in the first half of fiscal 2004.

Recent Accounting Pronouncements

          In June 2003, the Financial Accounting Standards Board ("FASB") approved Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company's third quarter of fiscal 2003. Implementation of SFAS 150 had no effect on the Company's financial position.

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

Asset Retirement Obligations

          In June 2001, the FASB approved for issuance Statement of Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS 143 effective as of October 1, 2002.

          As a result of adoption of this statement, the Company recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The Company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $ 216,000 that would have been recognized from the date of acquisition through the date of adoption appeared in the statement of operations for the quarter ended December 31, 2002, as a cumulative effect of change in accounting principle of $59,610.

The following table shows the changes in the balance of the ARO during fiscal year 2004.

Six Months Ended March 31, 2004

Asset retirement obligation September 30, 2003	$ 1,210,000
Asset retirement accretion expense	60,000
Less: settlement plugging cost	(37,000)

Asset retirement obligation at March 31, 2004	$ 1,233,000

Based on the expected timing of payments, $56,000 and $1,177,000 are classified as current and long-term, respectively.

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

On May 28, 2003, the initial funding of the credit facility was $9,351,600. At fiscal year end September 30, 2003 the balance was $8,800,000. The outstanding balance on March 31, 2004 was $8,300,000, reflecting principal repayments of $500,000 during the first six months of the 2004 fiscal year.

The borrowing base under the credit facility was initially set at $11,000,000 and is subject to semi-annual re-determination in March and September of each year. The Company was notified on March 1, 2004 that the current borrowing base will remain at $11,000,000. The Company pays interest on its borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. At March 31, 2004, the Company was in compliance with these covenants. The new credit facility is secured by a lien on approximately 80% of the Company's oil and natural gas properties and matures on April 30, 2006.

Dividend Policy

          The Company has not paid any cash dividends on its common stock, and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's credit facility currently prohibits the payment of dividends on its common stock. Moreover, all accrued but unpaid dividends owed to holders of the Company's Series A Preferred stock must be paid before dividends can be paid on the Company's common stock. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in the Company's credit facility, business conditions, the Company's financial condition and other factors that the Board of Directors deems relevant.

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

          In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $1.10 per option for employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. Compensation cost of $25,300 was recorded for the three months ended March 31, 2004 since the market price of $1.65 per share of the Company's Common Stock on that date was more than the new exercise price of $1.10.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based compensation - Transition and Disclosure ("SFAS 148") - an amendment of FASB Statement No. 123" ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

          Had compensation costs for options granted to the Company's employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Pro forma impact of fair value method
Income applicable to common shares, as reported	$486,820	$402,249	$838,683	$580,360
Add: Stock-based employee compensation expense included in reported net income, net of related tax	25,300	-	25,300	-
Deduct: Pro-forma stock-based compensation costs under the fair value	(826)	(8,138)	(1,651)	(16,275)
Pro-forma income applicable to common shares under the fair-value method	$511,294	$394,111	$862,332	$564,085
Earnings per common share
Basic earnings per share reported	0.14	0.11	0.25	0.16
Diluted earnings per share reported	0.10	0.08	0.18	0.13
Pro-forma basic earnings per share under the fair value method	0.14	0.11	0.24	0.16
Pro-forma diluted earnings per share under the fair value method	0.10	0.08	0.17	0.13

Commitments and Contingencies

          In the course of its business affairs and operations, the Company is subject to litigation and possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation.

          On January 5, 2004 a lawsuit for injunctive relief was filed by the Company as Plaintiff, against Kenneth Lee Montfort, Defendant, seeking a temporary restraining order, permanent injunction and declaratory judgment in the 91st District Court of Eastland County, Texas pertaining to Plaintiff's North Pioneer Unit and adjoining leases in Eastland County, Texas. The District Court granted Plaintiff's application for temporary restraining order enjoining Defendant's interference with Plaintiff's leasehold operations. The Company is now awaiting a final hearing on a permanent injunction, which is scheduled for August 17, 2004.

Income per Common Share

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three and six months ended March 31, 2004 and 2003. The diluted earnings per share includes the assumed conversion of preferred shares and exercise of stock options at March 31, 2004, but does not include the assumed exercise of the stock options at March 31, 2003 since the inclusion would be anti-dilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Basic earnings per share
Numerator:
Net income	$504,320	$419,749	$873,683	$603,499
Less: dividends on preferred shares	(17,500)	(17,500)	(35,000)	(23,139)
Net income available to common shareholders	$486,820	$402,249	$838,683	$580,360

Denominator -
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469

Basic earnings per share	$0.14	$0.11	$0.25	$0.16

Diluted earnings per share
Numerator:
Net income	$504,320	$419,749	$873,683	$603,499
Less: dividends on preferred shares (1)	-	-	-	-
Net income available to common shareholders	$504,320	$419,749	$873,683	$603,499

Denominator :
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469
Common stock options and warrants (2)	4,854	-	2,427	-
Conversion of preferred shares	1,428,571	1,428,571	1,428,571	949,764
	4,969,894	4,965,040	4,967,467	4,486,233

Diluted earnings per share	$0.10	$0.08	$0.18	$0.13

1. Since preferred shares are assumed converted, no dividends would have been paid.
2. Options are anti-dilutive for the three and six months ended March 31, 2003.

Change in authorized shares

       At the annual meeting of stockholders on February 25, 2004, an amendment to the Company's certificate of incorporation was approved to effect a decrease in the number of authorized shares of both common and preferred stock. The number of authorized shares of common was lowered from 50,000,000 shares to 15,000,000 shares. The number of authorized shares of preferred stock was lowered from 20,000,000 shares to 400,000 shares. The reason for this change was to reduce the Company's franchise tax liability. As a result of the Company's reverse stock split in February 2003, the revised calculation for the Company's 2003 Delaware franchise tax resulted in a significant increase in taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

        The statements contained in this report regarding our future financial performance and operating results, business strategy, market prices and other activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements. Among these forward-looking statements are statements regarding our anticipated performance in the 2004 fiscal year.

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

        We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the other cautionary statements in this Quarterly Report, and the risk factors in our Form 10-KSB for the year ended September 30, 2003.

Overview

        We are an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities in conventional producing areas of the United States. Our reserves and production operations are primarily concentrated in Texas and Oklahoma. Our business strategy emphasizes refurbishing and improving the production potential of properties that already produce oil and natural gas, along with exploitation through development of non-producing and undeveloped reserves on existing properties. We focus on maintaining a balanced portfolio of lower-risk reserves to provide a cash flow foundation for our exploitation, acquisition and exploration activities.

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

        During the three months ended March 31, 2004, we continued to experience a favorable price environment for our production. Cash flow from operations served as our primary source of liquidity during this period, and we were able to make additional principal repayments on our credit facility. For the remainder of fiscal 2004, we plan to evaluate additional drilling and expansion activities to the extent that we have sufficient cash flow to do so.

Our Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

        Net income for the three months ending March 31, 2004 was $504,320, or $0.10 per diluted share, compared to a net income of $419,749 or $0.08 per diluted share for the same period of the prior year. Our results of operations for the second quarter of fiscal 2004 were favorably impacted by the absence of derivative losses, higher oil prices, lower lease operating expenses and lower interest expense. Offsetting those effects were lower natural gas prices, lower oil and natural gas volumes, higher general and administrative expenses and higher depletion expense.

Revenues

        Oil and natural gas sales were $2.1 million during the three months ended March 31, 2004, compared to $2.4 million for the comparable period in 2003. This decrease was mainly due to lower oil and natural gas volumes, and slightly lower gas prices, offset in part by increased oil prices. Average quarterly prices were $34.44 per barrel ("Bbl") of oil and $5.52 per thousand cubic feet ("Mcf") of natural gas for this three-month period in fiscal 2004, compared to $33.23 per Bbl and $5.79 per Mcf during the corresponding period in fiscal 2003.

        We sold approximately 34.4 thousand barrels of oil ("MBbls") during the three months ended March 31, 2004, a slight decrease from the 35.0 MBbls of oil we sold for the same period in 2003. Natural gas sales for these periods were 168 million cubic feet ("MMcf") in 2004 and 196 MMcf in 2003. The decrease in oil production was due to the natural production decline of our oil reserves. The decrease in natural gas production was primarily a result of off-line wells in the AWP field of south Texas, as well as the natural decline of several of the wells in King and Cottle Counties in west Texas. The AWP wells have now been repaired and are expected to show improvement in the third quarter of fiscal 2004. During the three months ended March 31, 2004, our production was 55% oil and 45% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the three months ended March 31, 2004 amounted to $877,000, a $201,000 decrease from the $1,078,000 of expenses incurred for the same period during 2003. The decrease was mainly due to decreased production taxes and lower recurring workover costs. We do not anticipate any unusual workover expenditures during the remainder of fiscal 2004 and hope to limit any workover activities to items that are necessary to maintain well performance. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $11.05 during the quarter ending March 31, 2004, compared to $10.85 for the same period in 2003. This increase is primarily the result of lower natural gas volumes.

        Our general and administrative expenses for the three months ending March 31, 2004 were $271,000, a $34,000 increase from the $237,000 of expenses incurred during the same period in 2003. The increase mainly reflects higher franchise tax expense resulting from our reverse stock split in February of 2003.

        Depreciation, depletion and amortization was $327,000 for the three months ended March 31, 2004, an increase of $54,000 from the $273,000 of expense reported during the same period in 2003. This increase is due to increases in our oil and natural gas full cost pool and higher projected investment costs of planned future development as set forth in our annual reserve report dated September 30, 2003.

Other Income and Expenses

        We incurred $103,000 of interest expense during the three month period ended March 31, 2004, a decrease of $31,000 from the $134,000 of interest expended during the same period in 2003. This decrease was due to our lower debt balance as well as lower interest rates. Interest expense for the three months ended March 31, 2004 and 2003 also includes $6,000 and $5,000, respectively, of amortization of deferred financing costs.

        We did not have any derivative instruments in place during the first six months of fiscal 2004. Accordingly, our results of operations for this period do not reflect any gains or losses on derivatives. Other income and expenses for the second quarter of fiscal 2003 includes a $224,000 loss associated with our derivative instruments.

Comparison of the Six Months Ended March 31, 2004 and 2003

        Net income for the six months ending March 31, 2004 was $874,000, or $0.18 per diluted share, compared to a net loss of $603,000 or $0.13 per diluted share for the same period in the prior year. Our results of operations for the second quarter of fiscal 2004 were favorably impacted by the absence of losses on oil and gas derivative contracts, which were in place the first half of fiscal 2003. Further, the adoption of SFAS 143, "Asset Retirement Obligations," resulted in a $60,000 one-time charge in the first quarter of fiscal 2003 as a cumulative effect of change in accounting principle. Otherwise slightly higher oil and natural gas sales in the second quarter of fiscal 2004, coupled with lower lease operating costs and interest expense, offset the slightly higher depletion and general and administrative expenses.

Revenues

        Oil and natural gas sales totaled $4.10 million during the six months ended March 31, 2004, compared to $4.07 million for the comparable period in 2003. This increase was mainly due to higher oil prices and slightly higher oil volumes, offset in part by decreased natural gas volumes. Our revenues for the first six months of fiscal 2004 consisted of $2.24 million in oil sales and $1.86 million in natural gas sales, compared to $2.09 million of oil sales and $1.98 million of natural gas sales in 2003. Average prices were $32.23 per Bbl of oil and $4.99 per Mcf of natural gas for this six-month period in 2004, compared to $30.22 per Bbl and $4.99 per Mcf during the corresponding period in 2003.

        We sold approximately 69.5 MBbls of oil during the six months ended March 31, 2004, a slight increase from the 69.2 MBbls we sold for the same period in 2003. Corresponding natural gas sales for these periods were 370 MMcf in 2004 and 396 MMcf in 2003. The decrease in natural gas volume is a result of off-line wells in the AWP field of south Texas, which have recently been repaired, as well as natural declines in reserves. This decrease was offset in part by production from a new gas well drilled in Cottle County, Texas in the last quarter of fiscal 2003, as well as a recompletion of a well in Ochiltree County, Texas during the same period. During the six months ended March 31, 2004, our production was 53% oil and 47% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the six months ended March 31, 2004 amounted to $1,830,000, a slight decrease from the $1,840,000 of expenses incurred for the same period during 2003. The decrease was mainly a result of lower workover expenditures offset by higher lease operating expenses. Workover expenditures totaled $352,000 during the six month period ended March 31, 2004, a decrease from the $411,000 of workovers performed during the same period of 2003. We anticipate that our existing producing wells can be maintained with the same level of workover expenditures incurred during the first six months of fiscal 2004. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $10.81 during the first half of 2004, compared to $10.15 for the same period in 2003. This resulted from lower gas volumes in fiscal 2004.

        Our general and administrative expenses for the six months ending March 31, 2004 were $527,000, a $23,000 increase from the $504,000 of expenses incurred during the same period in 2003. The main cause of this increase was higher franchise tax expense after the reverse stock split of February 2003.

        Depreciation, depletion and amortization was $667,000 for the six months ended March 31, 2004, an increase of $125,000 from the $542,000 of expense reported during the same period in 2003. Our increase in depreciation, depletion and amortization resulted from the effect of increases in our oil and natural gas full cost pool and higher projected investment costs of planned future development as set forth in our annual reserve report dated September 30, 2003.

Other Income and Expenses

        We incurred $211,000 of interest expense during the six month period ended March 31, 2004, a decrease of $63,000 from the $274,000 of interest expended during the same period in 2003. The decrease is a result of lower outstanding debt and lower interest rates. Interest expense for the six months ended March 31, 2004 and 2003 also includes $11,000 of amortization of deferred financing costs.

        Other expense in the first six months of fiscal year 2003 includes non-recurring expenses of $30,000 related to a potential sale of the company which was canceled during the quarter ended March 31, 2003.

        In accordance with our adoption of SFAS No.133, other income for the first half of fiscal 2003 includes a loss that resulted from a decrease in the fair value of derivative instruments. On March 31, 2003, outstanding derivatives had an aggregate negative value of $50,000 reflected in the liability section of our balance sheet. The increase in fair value during the six months ended March 31, 2003 of $227,000, net of settlement losses of $443,000 incurred during the period, was reported as a loss-component of other income in our statement of operations for that period. We were not a party to any derivative instruments during the six months ended March 31, 2004.

        In September 2001, the Board of Directors approved the re-pricing of the exercise price of certain stock option grants to $1.10 (as adjusted to take into account over 10:1 reverse stock split in February 2003) per option for employees and executive officers effective October 1, 2001. Our financial statements reflect a restatement of the stock option prices to reflect the reverse split. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. Compensation cost of $ 25,000 was recorded at the end of the second quarter of fiscal 2004 to reflect the market value of our common stock price at March 31, 2004 ($1.65) exceeding the exercise price of the re-priced options ($1.10). No compensation cost was recorded at March 31, 2003 since the market price per option was less than the exercise price.

Our Liquidity and Capital Resources

General

        Our working capital was $245,000 on March 31, 2004. For the six months ended March 31, 2004, capital expenditures of $1,766,000 and retirement of debt of $500,000 were funded by cash flow from operations. During the same period in 2003, capital expenditures of $69,000 and the retirement of debt of $1,300,000 were funded by the sale of securities and cash flow. The increase in our capital expenditures for the six months ended March 31, 2004 as compared to the corresponding period during the previous year was mainly a result of our development activities in King, Eastland and McMullen Counties, Texas, and Claiborne Parish, Louisiana. In the first six months of fiscal 2003, our credit facility required principal reductions, and as a result we made principal reduction payments in that period of $1.3 million. Our present credit facility does not have regularly required principal reductions. We made voluntary monthly principal reductions (with the exception of one month) of $100,000 on our present credit facility from June 2003 through April 2004.

          Based on current conditions, we expect that cash flow from our operations and the available borrowing capacity under our credit facility will provide us with sufficient liquidity for the remainder of fiscal 2004.

Trends in Prices and Production

        Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have fluctuated over the last twelve months, but in general, we have experienced a favorable price environment during this period. Specifically, average monthly prices as quoted on NYMEX in April 2004 were $36.59 per Bbl of oil and $5.76 per Mcf of natural gas. Average prices as quoted on NYMEX for the month of April 2003 were $28.28 per Bbl of oil and $5.38 per Mcf of natural gas. In other recent years, the fluctuation in the prices of oil and natural gas has been more significant. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. Any downward trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter; especially since we do not currently have any commodity price risk management contracts in place. Additionally, while our recent drilling activities have resulted in increased production, our oil and gas reserves are subject to natural production declines. As a result, our production volumes will decrease in the future if these effects are not offset by continued successful drilling projects, workover activities or acquisition of new producing properties.

Drilling, Workovers and Other Capital Expenditures

        In the quarter ended March 31, 2004 we purchased two producing natural gas wells located in Cottle County, Texas for $345,000. This acquisition, effective March 1, 2004, was reflected in the capital additions for the second quarter. We took over the operations of these two wells on April 1, 2004.

       During the three months ended March 31, 2004, we drilled and completed two wells in Cottle County, Texas in partnership with P. C. Burns Oil Producers, Inc. ("Burns"). The total estimated costs associated with these new wells are $850,000. We paid 52% of these drilling and completion costs ($435,000) and Burns paid the remaining 48%, representing our respective working interests in the wells. These wells began producing small amounts of natural gas in March 2004, however additional completion procedures are continuing. We entered into similar drilling arrangements with Burns in fiscal 2002 and 2003, which resulted in the drilling of four wells in this same area. Two of these four wells were successful and are currently producing primarily natural gas.

          Also in the second quarter of 2004, we drilled and completed one new well adjacent to our existing Beggs #1 well in Eastland County, Texas. The total cost of this project was approximately $150,000. Our share was approximately $144,000, reflecting our 96% working interest in this well. The well produces primarily oil and contributed approximately two Bbls per day to our production during April 2004.

        During January 2004, we acquired the right to drill on a property in Claiborne Parish, Louisiana at a cost of approximately $25,000. Drilling began on this property during the second quarter of fiscal 2004. The total cost of developing this well (Maddox #1) was approximately $283,000. Since we have an 18.5% working interest in the well, our share of the cost was approximately $53,000. During the attempted completion, this well was determined to be uneconomic, and is currently shut in for further evaluation.

        Our commitments to make capital expenditures during the third quarter of fiscal 2004 include the creation of a waterflood at our TXL lease in Nolan County, Texas. This project, with an estimated cost of $75,000, will install water injection wells into the productive zone to enhance oil recovery. Another project is the ongoing recompletion of two natural gas wells at our AWP field in McMullen County, Texas at an approximate cost of approximately $50,000 each, which began in the second quarter of fiscal 2004. Finally, re-completion work on a natural gas well in Major County, Oklahoma will commence in mid-May 2004. The cost estimate for this project is $50,000. We expect to fund our present capital expenditure commitments with cash flow from operations. Any additional capital expenditures during fiscal 2004 will be a function of and dependent upon the amount of any additional cash flow from operations or other available capital resources, including available borrowings under our credit facility.

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

        On May 28, 2003, the initial funding of the credit facility was $9,351,600. At September 30, 2003, the balance was $8,800,000. The outstanding balance on March 31, 2004 was $8,300,000, reflecting principal repayments of $500,000 during the first six months of the 2004 fiscal year.

        Our borrowing base under the credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. Currently our borrowing base is set at $11 million, which corresponds to $2,700,000 of additional borrowing capacity. We pay interest on our borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% per annum or Wells Fargo's prime rate of interest plus 0.5% per annum. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On March 31, 2004 LIBOR was 1.2% and Wells Fargo's prime rate was 4% per annum, compared to LIBOR of 1.38% and a prime rate of 4.25% per annum on March 31, 2003. Under the terms of the facility, we are required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The credit facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

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

As of the end of the second quarter of fiscal 2004, we were in compliance with the above covenants.

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

Hedging Activities

        We may periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. In the past, we have primarily utilized price swaps, floors, or collars, which were all placed with major financial institutions. We do not have any derivative or future contracts in place as of March 31, 2004 or as of the date of this report.

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

Related Party Transactions

        We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended March 31, 2004, we were billed $26,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $10,000 for the services that we provided during the quarter ended March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Mr. Michael E. Montgomery, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and he has concluded that as of that date, our disclosure controls and procedures were effective.

        No change to our internal control over financial reporting occurred during the quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Change in authorized shares

       At our annual meeting of stockholders on February 25, 2004, our stockholders approved an amendment to our certificate of incorporation to reduce the number of our authorized shares of capital stock. Specifically, our total number of shares of authorized stock was reduced from 70,000,000 shares to 15,400,000 shares. The total number of authorized shares of common stock was reduced from 50,000,000 shares to 15,000,000 shares, and the total number of authorized shares of preferred stock was reduced from 20,000,000 shares to 400,000 shares. This change in the number of authorized shares did not materially affect the rights of the holders of our capital stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 25, 2004, we held our 2004 annual meeting of stockholders. At this meeting, we asked our stockholders to act on three matters. First, the stockholders elected the four members of our board of directors. Second, the stockholders approved an amendment to our certificate of incorporation that effectuated a decrease in the number of authorized shares of our common and preferred stock. Finally, the stockholders ratified the appointment of Hein + Associates LLP as our independent auditors for the 2004 fiscal year. The tables below list (a) the name of each director elected at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each director elected, (b) the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for the approval of the amendment of our certificate of incorporation and the change in authorized shares, and (c) the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for the ratification of Hein + Associates LLP as our independent auditors for fiscal 2004:

Election of Directors:

Name	Votes For	Votes Against	Votes Withheld	Abstentions and Non-Votes
Michael E. Montgomery	4,562,932			402,108
Dewain V. Hill	4,562,932			402,108
Kenneth R. Smith	4,562,932			402,108
Harold H. Ginsberg	4,562,932			402,108

Approval of Amendment of Certificate of Incorporation and Change in Authorized Shares:

Votes For	Votes Against	Votes Withheld	Abstentions and Non-Votes
3,703,237	3,620	817	1,257,366

Ratification of Auditors:

Votes For	Votes Against	Votes Withheld	Abstentions and Non-Votes
4,562,527	17	530	401,966

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 20, 2003 (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation of Trek Reserves, Inc., filed with the Delaware Secretary of State on February 26, 2004 (filed herewith).

3.4	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.6	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 20, 2003 (filed as Exhibit 3.2 above).

4.3	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 26, 2004 (filed as Exhibit 3.3 above).

4.4	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.6	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.7

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

10.5

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.6	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

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

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: May 14, 2004	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.2

Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 20, 2003 (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation of Trek Reserves, Inc., filed with the Delaware Secretary of State on February 26, 2004 (filed herewith).

3.4	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.6	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 20, 2003 (filed as Exhibit 3.2 above).

4.3	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 26, 2004 (filed as Exhibit 3.3 above).

4.4	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.6	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.7

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

10.5

Stock Purchase Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery, and Faye C. Briggs (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

10.6	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

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