Form 10QSB
period 2004-06-30
TREK RESOURCES INC
filed 2004-08-13
CIK 1133932

_________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
-----------------------

FORM 10-QSB

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(214) 373-0318
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at August 13, 2004
Common Stock, par value $0.10 per share	3,536,469

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

Condensed Balance Sheets - June 30, 2004 and September 30, 2003
Condensed Statements of Operations - Three and nine months ended June 30, 2004 and 2003
Condensed Statements of Cash Flows - Nine months ended June 30, 2004 and 2003
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30,	September 30,
	2004	2003
Assets
Current assets:
Cash	$ 1,172,724	$ 1,044,306
Accounts receivable, net	853,126	1,069,032
Other	85,255	127,456
Total current assets	2,111,105	2,240,794

Property and equipment, at cost, based on the full
cost method of accounting, net	13,498,728	12,381,035

Other assets	137,626	137,626

Total assets	$ 15,747,459	$ 14,759,455

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 1,637,613	$ 1,366,456
Drilling Advances	13,809	7,804
Total current liabilities	1,651,422	1,374,260

Long-term Debt	8,100,000	8,800,000
Long-term asset retirement obligation	1,205,454	1,158,468

Commitments and contingencies

Stockholders' equity:
Preferred stock	1,000	1,000
Common stock	353,673	353,673
Additional paid-in capital	8,435,760	8,403,560
Accumulated deficit	(3,999,850)	(5,331,506)
Total stockholders' equity	4,790,583	3,426,727
Total liabilities and stockholders' equity	$ 15,747,459	$ 14,759,455

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues - oil and gas sales	$ 2,173,637	$ 1,946,286	$ 6,274,602	$ 6,015,855

Costs and expenses:
Lease operating expenses	994,685	1,053,095	2,823,923	2,894,551
General and administrative	245,077	223,416	772,221	727,083
Depreciation, depletion and amortization	317,272	256,690	984,647	798,397
Total costs and expenses	1,557,034	1,533,201	4,580,791	4,420,031

Income from operations	616,603	413,085	1,693,811	1,595,824

Other income (expenses):
Interest expense	(104,565)	(121,360)	(316,035)	(395,113)
Gain in fair value of derivatives of $276,000,
net of settlement losses of $492,000	-	-	-	(216,199)
Other	(1,567)	(828)	6,379	(30,506)
Total other income (expenses)	(106,132)	(122,188)	(309,656)	(641,818)

Net Income before accounting change	510,471	290,897	1,384,155	954,006
Cumulative effect of accounting change	-	-	-	(59,610)
Net Income	510,471	290,897	1,384,155	894,396
Preferred Dividends	(17,500)	(17,500)	(52,500)	(40,638)
Net Income available to common shareholders	$ 492,971	$ 273,397	$ 1,331,655	$ 853,758
Weighted average common shares outstanding
Basic	3,536,469	3,536,469	3,536,469	3,536,469
Diluted	4,979,920	4,965,040	4,970,000	4,645,835

Net income before accounting change per share:
Basic	$ 0.14	$ 0.08	$ 0.38	$ 0.26
Diluted	$ 0.10	$ 0.06	$ 0.28	$ 0.20

Cumulative effect of accounting change
Basic	-	-	-	$ (0.02)
Diluted	-	-	-	$ (0.02)

Net income per share:
Basic	$ 0.14	$ 0.08	$ 0.38	$ 0.24
Diluted	$ 0.10	$ 0.06	$ 0.28	$ 0.18

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended
	June 30,
	2004	2003
Operating Activities
Net income	$ 1,384,155	$ 894,396
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation, depletion and amortization	984,647	798,397
Change in fair value of derivatives		(276,387)
Cumulative effect of FAS 143		59,610
Accretion of asset retirement obligations	91,090	86,204
Stock based compensation expense	32,200
Amortization of deferred financing costs	17,163	14,927
Non-cash plugging adjustments	(37,893)
Changes in working capital:
Decrease (increase) in accounts receivable	215,907	(161,633)
Increase (decrease) in accounts payable and accrued
liabilities	229,947	(163,293)
Increase (decrease) in drilling advances	6,005	(2,027)
Decrease (increase) in other current assets	25,038	(18,359)
Net cash provided by operating activities	2,948,259	1,231,835

Investing Activities
Additions to oil and gas properties	(2,147,141)	(219,455)
Sale of oil and gas properties	57,155
Additions to other property and equipment	(12,354)	(18,073)
Net cash used by investing activities	(2,102,340)	(237,528)

Financing Activities
Proceeds from long-term borrowings, net of deferred financing costs		9,312,226
Repayments of long-term debt	(700,000)	(10,941,600)
Preferred Stock dividends paid	(17,500)	(5,639)
Proceeds from issuance of preferred stock, net of offering costs		942,153
Net cash used by financing activities	(717,500)	(692,860)

Net increase in cash	128,419	301,447
Cash and cash equivalents at the beginning of the period	1,044,305	490,741
Cash and cash equivalents at the end of the period	$ 1,172,724	$ 792,188

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

          Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves, the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at June 30, 2004 or September 30, 2003.

Reclassifications

The balance sheet as of September 30, 2003, reflects a reclassification of $7,804 from accounts payable and accrued liabilities to drilling advances to conform with the June 30, 2004 presentation.

Risk Management

          The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions.

          The Company applies Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company.

          Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil traded on the New York Mercantile Exchange. Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. The Company had no derivatives in place during the first nine months of fiscal 2004.

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

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which was revised and superceded in December 2003 by FASB Interpretation No. 46R ("FIN 46R"). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46 will have no impact on its results of operations, financial position or cash flows.

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

          As a result of adoption of SFAS 143, the Company recorded a current asset retirement obligation ("ARO") of $79,000, a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The Company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appeared in the statement of operations for the quarter ended December 31, 2002, as a cumulative effect of change in accounting principle of $59,610.

The following table shows the changes in the balance of the ARO during fiscal year 2004.

Nine months ended June 30, 2004

Asset retirement obligation September 30, 2003	$ 1,210,000
Asset retirement accretion expense	91,000
Less: settlement plugging cost	(38,000)

Asset retirement obligation at June 30, 2004	$ 1,263,000

Based on the expected timing of payments, $57,000 and $1,205,000 are classified as current and long-term, respectively June 30, 2004. The current portion is included in accrued liabilities in the accompanying balance sheets.

Long-Term Debt

         On May 28, 2003, the Company entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits the Company to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This credit facility was entered into to repay the amounts advanced to the Company under its previous credit facility with Compass Bank. The Compass Bank facility was repaid in full on May 28, 2003 upon the funding of the Wells Fargo loan.

         On May 28, 2003, the initial funding of the credit facility was $9,351,600. At fiscal year end September 30, 2003 the balance was $8,800,000. The outstanding balance on June 30, 2004 was $8,100,000, reflecting principal repayments of $700,000 during the first nine months of the 2004 fiscal year.

         The borrowing base under the credit facility was initially set at $11,000,000 and is subject to semi-annual re-determination in March and September of each year. The Company was notified on March 1, 2004 that the current borrowing base would remain at $11,000,000. The Company pays interest on its borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On June 30, 2004 LIBOR was 1.58% and Wells Fargo's prime rate was 4% per annum, compared to LIBOR of 1.1% and a prime rate of 4% per annum on June 30, 2003. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. At June 30, 2004, the Company was in compliance with these covenants. The new credit facility is secured by a lien on approximately 80% of the Company's oil and natural gas properties and matures on April 30, 2006.

Stock Option Plan

          In 2001, the Company adopted the 2001 Trek Resources, Inc. Stock Option Plan (the "Plan"). Options to purchase shares of common stock of the Company under the Plan may be granted to employees and directors at an exercise price less than, equal to or greater than the market price of the Company's common stock on the date of grant. Grants generally become immediately exercisable, but the underlying shares of common stock subject to the grants vest 25% on the date of issuance and 1/36th per month thereafter. Grants, if not exercised, expire at the end of 10 years following the date of issue.

          In September 2001, the Board of Directors approved the re-pricing of certain stock option grants to $1.10 per option for employees and executive officers effective October 1, 2001. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. Compensation cost of $6,900 was recorded for the nine months ended June 30, 2004 since the market price of $1.25 per share of the Company's Common Stock on that date was more than the new exercise price of $1.10.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based compensation - Transition and Disclosure ("SFAS 148") - an amendment of FASB Statement No. 123 ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options; therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

          Had compensation costs for options granted to the Company's employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Pro forma impact of fair value method
Income applicable to common shares, as reported	$492,971	$273,397	$1,331,655	$853,758
Add: Stock-based employee compensation expense included in reported net income, net of related tax	-	-	6,900	-
Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax	(826)	(8,138)	(2,477)	(24,413)
Pro-forma income applicable to common shares under the fair-value method	$492,145	$265,259	$1,336,078	$829,345
Earnings per common share
Basic earnings per share reported	0.14	0.08	0.38	0.24
Diluted earnings per share reported	0.10	0.06	0.28	0.18
Pro-forma basic earnings per share under the fair value method	0.14	0.08	0.38	0.23
Pro-forma diluted earnings per share under the fair value method	0.10	0.05	0.27	0.18

Commitments and Contingencies

          In the course of its business affairs and operations, the Company is subject to litigation and possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation.

          On January 5, 2004 a lawsuit for injunctive relief was filed by the Company, as Plaintiff, against Kenneth Lee Montfort, Defendant, seeking a temporary restraining order, permanent injunction and declaratory judgment in the 91st District Court of Eastland County, Texas pertaining to Plaintiff's North Pioneer Unit and adjoining leases in Eastland County, Texas. In February 2004 the District Court granted the Company's application for temporary restraining order enjoining Defendant's interference with the Company's leasehold operations. The Company is now awaiting a final hearing on a permanent injunction, and declaratory judgment which is scheduled for September 8, 2004.

Income per Common Share

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computation for the three and nine months ended June 30, 2004 and 2003. The diluted earnings per share includes the assumed conversion of preferred shares and exercise of stock options at June 30, 2004, but does not include the assumed exercise of the stock options at June 30, 2003 since the inclusion would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share
Numerator:
Net income	$ 510,471	$ 290,897	$1,384,155	$ 894,396
Less: dividends on preferred shares	(17,500)	(17,500)	(52,500)	(40,638)
Net income available to common shareholders	$ 492,971	$ 273,397	$1,331,655	$ 853,758

Denominator -
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469

Basic earnings per share	$0.14	$0.08	$0.38	$0.24

Diluted earnings per share
Numerator:
Net income	$ 510,471	$ 290,897	$1,384,155	$ 894,396
Less: dividends on preferred shares (1)	-	-	-	-
Net income available to common shareholders	$ 510,471	$ 290,897	$1,384,155	$ 894,396

Denominator :
Common shares outstanding	3,536,469	3,536,469	3,536,469	3,536,469
Common stock options and warrants (2)	14,880	-	4,960	-
Conversion of preferred shares	1,428,571	1,428,571	1,428,571	1,109,366
	4,979,920	4,965,040	4,970,000	4,645,835

Diluted earnings per share	$0.10	$0.06	$0.28	$0.18

(1) Since preferred shares are assumed converted, no dividends would have been paid.
(2) Options are anti-dilutive for the three and nine months ended June 30, 2003.

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

        During the three months ended June 30, 2004, we continued to experience a favorable price environment for our production. Cash flow from operations served as our primary source of liquidity during this period, and we were able to make additional principal repayments on our credit facility. For the remainder of fiscal 2004, we plan to evaluate additional drilling and expansion activities to the extent that we have sufficient cash flow to do so..

Our Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

        Net income for the three months ended June 30, 2004 was $510,471, or $0.10 per diluted share, compared to a net income of $290,897, or $0.06 per diluted share for the same period of the prior year. Our results of operations for the second quarter of fiscal 2004 were favorably impacted by higher oil and natural gas prices, and lower lease operating expenses. Offsetting those effects were lower oil and natural gas volumes, higher general and administrative expenses, higher depletion expense, and higher interest expense.

Revenues

        Oil and natural gas sales were $2.1 million during the three months ended June 30, 2004, compared to $1.9 million for the comparable period in 2003. This increase was mainly due to higher oil and natural gas prices, offset in part by decreased oil and natural gas volumes. Average quarterly prices were $37.63 per barrel ("Bbl") of oil and $5.75 per thousand cubic feet ("Mcf") of natural gas for this three-month period in fiscal 2004, compared to $28.73 per Bbl and $4.88 per Mcf during the corresponding period in fiscal 2003.

        We sold approximately 33.7 thousand barrels of oil ("MBbls") during the three months ended June 30, 2004, a slight decrease from the 34.3 MBbls of oil we sold for the same period in 2003. Natural gas sales for these periods were 153 million cubic feet ("MMcf") in 2004 and 195 MMcf in 2003. The decrease in production was due to the natural production decline of our reserves. During the three months ended June 30, 2004, our production was 57% oil and 43% natural gas on a barrel of oil equivalent basis, as compared to 52% oil and 48% natural gas during the corresponding period in fiscal year 2003.

Costs and Expenses

        Our lease operating expenses for the three months ended June 30, 2004 amounted to $995,000, a $58,000 decrease from the $1,053,000 of expenses incurred for the same period during 2003. The decrease was mainly due to lower recurring lease expenses and workover costs, as well as a gain on the settlement of plugging costs per FAS 143. We do not anticipate any unusual workover expenditures during the remainder of fiscal 2004 and hope to limit any workover activities to items that are necessary to maintain well performance. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $12.66 during the quarter ending June 30, 2004, compared to $11.84 for the same period in 2003. This increase is primarily the result of lower natural gas volumes.

        Our general and administrative expenses for the three months ending June 30, 2004 were $245,000, a $22,000 increase from the $223,000 of expenses incurred during the same period in 2003. The increase mainly reflects higher payroll related costs due to the addition of one employee in May 2004, and higher franchise tax expense resulting from our reverse stock split in February 2003.

        Depreciation, depletion and amortization was $317,000 for the three months ended June 30, 2004, an increase of $60,000 from the $257,000 of expense reported during the same period in 2003. This increase is due to increases in our oil and natural gas full cost pool and higher projected investment costs of planned future development as set forth in our annual reserve report dated September 30, 2003.

Other Income and Expenses

        We incurred $105,000 of interest expense during the three month period ended June 30, 2004, a decrease of $16,000 from the $121,000 of interest expended during the same period in 2003. This decrease was due to our lower balance under our credit facility with Wells Fargo. Interest expense for the three months ended June 30, 2004 and 2003 also includes $6,000 and $4,000, respectively, of amortization of deferred financing costs.

Comparison of the Six Months Ended March 31, 2004 and 2003

        Net income for the nine months ended June 30, 2004 was $1,384,155, or $0.28 per diluted share, compared to $894,396, or $0.18 per diluted share for the same period in the prior year. Our results of operations for the first three quarters of fiscal 2004 were favorably impacted by higher oil and natural gas prices, as well as the absence of losses on derivative contracts, which were in place in fiscal 2003. Further, the adoption of SFAS 143, "Asset Retirement Obligations," resulted in a $60,000 one-time charge in the first quarter of fiscal 2003 as a cumulative effect of change in accounting principle. Otherwise, slightly lower lease operating costs and interest expense offset the lower oil and natural gas volumes, slightly higher depletion and general and administrative expenses.

Revenues

        Oil and natural gas sales totaled $6.3 million during the nine months ended June 30, 2004, compared to $6.0 million for the comparable period in 2003. This increase was mainly due to higher oil and natural gas prices. This was offset in part by decreased natural gas volumes. Our revenues for the first nine months of fiscal 2004 consisted of $3.5 million in oil sales and $2.8 million in natural gas sales, compared to $3.1 million of oil sales and $2.9 million of natural gas sales in 2003. Average prices were $34.00 per Bbl of oil and $5.19 per Mcf of natural gas for the nine-month period ended June 30, 2004, compared to $29.68 per Bbl and $5.03 per Mcf during the corresponding period in 2003.

        Oil sales volume remained basically stable at 103.2 MBbls for the nine months ended June 30, 2004, compared to 103.5 MBbls for the same period in 2003. Corresponding natural gas sales for these periods were 532 MMcf in 2004 and 584 MMcf in 2003. The decrease in natural gas volume is mainly a result of natural declines in reserves particularly in King and Cottle County Texas. In addition, two off-line natural gas wells in the AWP field of south Texas during the first half of the fiscal year have now been reworked which we believe will result in future production from these wells. This decrease in volume was offset in part by production from the purchase of two new gas wells in Cottle County, Texas in the second quarter of fiscal 2004, as well as a recompletion of a well in Ochiltree County, Texas during the same period. During the nine months ended June 30, 2004, our production was 54% oil and 46% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

        Our lease operating expenses for the nine months ended June 30, 2004 amounted to $2,824,000, a $70,000 decrease from the $2,894,000 of expenses incurred for the same period during 2003. The decrease was mainly a result of lower workover expenditures and lower lease operating expenses. Workover expenditures totaled $352,000 during the nine month period ended June 30, 2004, a decrease from the $411,000 of workovers performed during the same period of 2003. We anticipate that our existing producing wells can be maintained with the same level of workover expenditures incurred during the first nine months of fiscal 2004. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $11.31 during the first nine months of 2004, compared to $10.99 for the same period in 2003. This resulted from lower gas volumes in fiscal 2004.

        Our general and administrative expenses for the nine months ending June 30, 2004 were $772,000, a $45,000 increase from the $727,000 of expenses incurred during the same period in 2003. The main cause of this increase was higher franchise tax expense resulting from our reverse stock split during February 2003. We expect this expense to be lower in fiscal 2005 after the decrease in authorized shares approved at our annual stockholders' meeting in February 2004.

        Depreciation, depletion and amortization was $984,000 for the nine months ended June 30, 2004, an increase of $186,000 from the $798,000 of expense reported during the same period in 2003. Our increase in depreciation, depletion and amortization resulted from the effect of increases in our oil and natural gas full cost pool and higher projected investment costs of planned future development as set forth in our annual reserve report dated September 30, 2003.

Other Income and Expenses

        We incurred $316,000 of interest expense during the nine month period ended June 30, 2004, a decrease of $79,000 from the $395,000 of interest expended during the same period in 2003. The decrease is a result of reductions in the principal balance outstanding under our credit facility with Wells Fargo. Interest expense for the nine months ended June 30, 2004 and 2003 also includes $17,000 and $14,000 respectively of amortization of deferred financing costs.

        Other expenses in the first nine months of fiscal year 2003 include non-recurring expenses of $30,000 related to a potential sale of the Company which was canceled during the quarter ended June 30, 2003.

        In accordance with our adoption of SFAS No. 133, other income for the nine months ended June 30, 2003 includes a loss that resulted from a decrease in the fair value of derivative instruments. On June 30, 2003, outstanding derivatives had an aggregate negative value of $50,000 reflected as a liability on our balance sheet. The increase in fair value during the nine months ended June 30, 2003 of $227,000, net of settlement losses of $443,000 incurred during the period, was reported as a loss-component of other income in our statement of operations for that period. We were not a party to any derivative instruments during the nine months ended June 30, 2004.

        In September 2001, our Board of Directors approved the re-pricing of the exercise price of certain stock option grants to $1.10 (as adjusted to take into account our 10:1 reverse stock split in February 2003) per option for employees and executive officers effective October 1, 2001. Our financial statements reflect a restatement of the stock option prices to reflect the reverse split. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. Compensation cost of $6,900 was recorded at the end of the third quarter of fiscal 2004 to reflect the market value of our common stock price at June 30, 2004 ($1.25) exceeding the exercise price of the re-priced options ($1.10). No compensation cost was recorded at June 30, 2003 since the market price per option was less than the exercise price.

Our Liquidity and Capital Resources

General

        Our working capital was $460,000 on June 30, 2004. For the nine months ended June 30, 2004, capital expenditures of $2,159,000 and retirement of debt of $700,000 were funded by cash flow from operations. During the same period in 2003, capital expenditures of $237,000 and the retirement of debt of $1,630,000 were funded by the sale of securities and cash flow. The increase in our capital expenditures for the nine months ended June 30, 2004 as compared to the corresponding period during the previous year was mainly a result of our development activities in King, Eastland and McMullen Counties, Texas, and Claiborne Parish, Louisiana. During the first nine months of fiscal 2003, our credit facility required principal reductions, and as a result we made principal reduction payments during that period of $1.6 million. Our present credit facility does not require regular principal reductions. We made voluntary monthly principal reductions (with the exception of two months) of $100,000 on our present credit facility from June 2003 through April 2004.

          Based on current conditions, we expect that cash flow from our operations and the available borrowing capacity under our credit facility will provide us with sufficient liquidity for the remainder of fiscal 2004.

Trends in Prices and Production

        Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have fluctuated over the last twelve months, but in general, we have experienced a favorable price environment during this period. Specifically, average monthly prices as quoted on NYMEX in June 2004 were $38.13 per Bbl of oil and $6.33 per Mcf of natural gas. Average prices as quoted on NYMEX for the month of June 2003 were $30.48 per Bbl of oil and $5.91 per Mcf of natural gas. In other recent years, the fluctuation in the prices of oil and natural gas has been more significant. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. Any downward trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter; especially since we do not currently have any commodity price risk management contracts in place. Additionally, while our recent drilling activities have resulted in some increased production, our oil and gas reserves are subject to natural production declines. As a result, our production volumes will decrease in the future if these effects are not offset by continued successful drilling projects, workover activities or acquisition of new producing properties.

Drilling, Workovers and Other Capital Expenditures

        In the quarter ended June 30, 2004, we purchased two producing natural gas wells located in Cottle County, Texas for $345,000. This acquisition, effective March 1, 2004, was reflected in the capital additions for the second quarter. We took over the operations of these two wells on April 1, 2004, and they are currently producing a total of approximately 4,800 Mcf per month.

       We did not drill any new wells during the three months ended June 30, 2004. However three non-operated wells in Oklahoma, in which we have an ownership interest, were drilled and successfully completed during the period. In the second quarter we drilled two new wells in Cottle County, Texas in partnership with P. C. Burns Oil Producers, Inc. ("Burns"). The total estimated costs associated with these new wells are $850,000. We paid 52% of these drilling and completion costs ($435,000) and Burns paid the remaining 48%, representing our respective working interests in the wells. These wells began producing small amounts of natural gas in March 2004, however additional completion procedures are continuing.

          Our capital expenditures during the third quarter of fiscal 2004 included the creation of a waterflood at our TXL lease in Nolan County, Texas. This project, with an estimated cost of $75,000, installed water injection wells into the productive zone to enhance oil recovery. Another project was the ongoing recompletion of two natural gas wells at our AWP field in McMullen County, Texas at an approximate cost of approximately $50,000 each, which began in the second quarter of fiscal 2004. Finally, remediation work on a natural gas well in Major County, Oklahoma commenced in mid-May 2004. The cost estimate for this project is $50,000. We expect to fund our present capital expenditure commitments with cash flow from operations. Any additional capital expenditures during fiscal 2004 will be a function of and dependent upon the amount of any additional cash flow from operations or other available capital resources, including available borrowings under our credit facility.

Credit Facility

        On May 28, 2003, we entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was repaid in full on May 28, 2003 upon the funding of the Wells Fargo credit facility.

        On May 28, 2003, the initial funding under the credit facility was $9,351,600. At September 30, 2003, the balance was $8,800,000. The outstanding balance on June 30, 2004 was $8,100,000, reflecting principal repayments of $700,000 during the first nine months of the 2004 fiscal year. Another $100,000 reduction was made in July 2004, resulting in an outstanding balance of $8,000,000 as of the date of this report.

        Our borrowing base under the credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. Currently our borrowing base is set at $11 million, which corresponds to $2,900,000 of additional borrowing capacity. We pay interest on our borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% per annum or Wells Fargo's prime rate of interest plus 0.5% per annum. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On June 30, 2004 LIBOR was 1.58% and Wells Fargo's prime rate was 4% per annum, compared to LIBOR of 1.1% and a prime rate of 4% per annum on June 30, 2003. Under the terms of the facility, we are required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The credit facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

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

As of June 30, 2004, we were in compliance with the above covenants.

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

Hedging Activities

        We may periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. In the past, we have primarily utilized price swaps, floors, or collars, which were all placed with major financial institutions. We do not have any derivative or future contracts in place as of June 30, 2004 or as of the date of this report.

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We disclosed these policies in "Part I- Item 6-Management's Discussion and Analysis or Plan of Operation-Critical Accounting Policies" of our Annual Report on Form 10-KSB for the year ended September 30, 2003, which was filed with the SEC on December 29, 2003. Our critical accounting policies have not changed since that time.

Related Party Transactions

        We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended June 30, 2004, we were billed $56,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $12,000 for the services that we provided during the quarter ended June 30, 2004.

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

        No change to our internal control over financial reporting occurred during the quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.3

Certificate of Amendment to Certificate of Incorporation of Trek Reserves, Inc., filed with the Delaware Secretary of State on February 26, 2004 (previously filed as an exhibit to our Quarterly Report Form 10-QSB filed on May 14, 2004 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.6	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 20, 2003 (filed as Exhibit 3.2 above).

4.3	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 26, 2004 (filed as Exhibit 3.3 above).

4.4	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.5 above).

4.6	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.6 above).

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

10.6	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.7 above).

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

Date: August 13, 2004

By:    /s/ Michael E. Montgomery
 Michael E. Montgomery
    President, Chief Executive Officer,
    Chief Financial Officer and
    Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)

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

3.3

Certificate of Amendment to Certificate of Incorporation of Trek Reserves, Inc., filed with the Delaware Secretary of State on February 26, 2004 (previously filed as an exhibit to our Quarterly Report Form 10-QSB filed on May 14, 2004 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

3.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2003, and incorporated herein by reference).

3.6	Certificate of Designation for Series A Convertible Preferred Stock (previously filed as an exhibit to our Current Report on Form 8-K filed on December 3, 2002, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 20, 2003 (filed as Exhibit 3.2 above).

4.3	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc., filed with the Delaware Secretary of State on February 26, 2004 (filed as Exhibit 3.3 above).

4.4	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.5 above).

4.6	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.6 above).

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

10.6	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.7 above).

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