Form 10KSB
period 2004-09-30
TREK RESOURCES INC
filed 2004-12-29
CIK 1133932

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

Commission File Number 0-32491

TREK RESOURCES, INC.
(Name of small business issuer in its charter)

Delaware	75-2416059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4925 Greenville Avenue, Suite 955	75206
Dallas, Texas
(Address of principal executive offices)	(Zip Code)

(214) 373-0318
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.10 Per Share
(Title of class)
______________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]         NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

State the issuer's revenues for its most recent fiscal year. $8,881,898

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 15, 2004 (for the purposes of this calculation only, directors, executive officers, and 10% or greater stockholders are deemed to be affiliates): $2,566,742

As of December 15, 2004, the issuer had 3,536,469 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): YES [ ] NO [ X]

TABLE OF CONTENTS

PART I
	ITEM 1	DESCRIPTION OF BUSINESS
	ITEM 2	DESCRIPTION OF PROPERTY
	ITEM 3	LEGAL PROCEEDINGS
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
	ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
	ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
	ITEM 7	FINANCIAL STATEMENTS
	ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	ITEM 8A	CONTROLS AND PROCEDURES
	ITEM 8B	OTHER INFORMATION

PART III
	ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
	ITEM 10	EXECUTIVE COMPENSATION
	ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS
	ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	ITEM 13	EXHIBITS
	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURE PAGE

APPENDIX A	F-1

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

          At September 30, 2004, we owned proved reserves of approximately 10 Bcf of natural gas and 1,436 MBbls of oil aggregating to approximately 3,102 MBoe with a PV-10 of $40 million and a standardized measure, which is a PV-10 value that is adjusted to reflect the estimated effects of federal income taxes, of $30 million. At September 30, 2004, approximately 46% of our proved reserves were oil and 54% of our proved reserves were natural gas. At September 30, 2004, we had interests in 370 wells, including 298 wells (including injection wells) that we operate. Reserves that are classified as proved developed producing totaled 1,316 MBbls of oil and 6.7 Bcf of natural gas.

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

          We prefer to act as operator of the oil and natural gas properties and prospects in which we own an interest, although we do operate as a contract operator for approximately 19 wells for other owners. We presently operate approximately 80% of the oil and natural gas wells in which we have an interest.

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

Industry Language

          The oil and natural gas industry is characterized by the use of very precise specialized language. The following is a brief explanation of certain industry terms which we use in this annual report on Form 10-KSB. We believe this explanation will help you understand our operations, risks, and strategies. (Certain other technical terms are defined in a "Glossary" located at page 29).

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

          When we describe our oil or natural gas reservoirs within current developed and undeveloped acreage we use the term "reserves." We obtain geological and engineering information which we use to estimate the amount of reserves contained in our developed and undeveloped acreage. These estimates are known as "proved reserves." We use four terms to describe our proved reserves. "Proved developed" reserves are proved reserves which may be recovered from known oil and natural gas reservoirs under existing economic and operating conditions. "Proved undeveloped" reserves are proved reserves which may be recovered from existing wells but would require a relatively large expense to develop or are proved reserves in current undeveloped acreage. "Proved-developed producing" reserves are those reserves which are expected to be produced from existing completion intervals now open for production in existing wells. "Proved developed non-producing" reserves are (1) those reserves expected to be produced from existing completion intervals in existing wells but due to pending pipeline connections, regulatory agency considerations, or other mechanical or contractual requirements hydrocarbon sales have not yet commenced, or have been interrupted, and (2) other non- producing reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through these wells in the predictable future, where the cost of making such oil and gas available for production should be moderate compared to the cost of a new well.

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

Risks Related to Our Business

We Have Incurred Losses in the Past

We have an accumulated deficit of $3.3 million at September 30, 2004, which is the result of significant losses for the years ended September 30, 2002, September 30, 1999 and prior periods. We may incur net losses in the future, and these losses may be significant. Consequently, our liquidity has been reduced, which has made it more difficult for us to raise capital. If our ability to raise capital is impaired we may be unable to implement our current business strategy.

We Have a Significant Amount of Debt Which We May Be Unable to Repay

          As of September 30, 2004, we had a total of $7,900,000 of bank debt outstanding and our ratio of total indebtedness to total capitalization was 59%. Our level of indebtedness may affect our operations in the following ways:

*

a substantial portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness and would not be available for operating capital and other purposes; and

*

the covenants contained in our credit facility, which are further described in "Part II - Item 6 - Management's Discussion and Analysis or Plan of Operation - Our Liquidity and Capital Resources - Credit Facility," require us to meet certain financial tests and other restrictions that limit our ability to borrow additional funds, to grant liens and to dispose of assets and affect our flexibility in planning for and reacting to changes in our business.

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

Hedging Our Production May Cause Us to Forego Future Profits

          To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into hedging arrangements for a portion of our oil and natural gas production. In the past our credit arrangements have required us to hedge a certain level of our production, but in our current loan agreement hedging is not required. For the year ended September 30, 2004 we did not hedge any of our equivalent production.

          For the year ended September 30, 2003 our earnings and cash flow were reduced by $ 216,000 in net losses on derivatives. This resulted from a recording a gain in fair value of the derivatives of a total of $276,000, net of approximately $492,000 of settlement losses arising under our then existing hedge contracts. We had no outstanding derivative contracts as of September 30, 2004.

          If we enter into hedging arrangements in the future, reduced earnings and cash flow resulting from our hedging activities could have an adverse effect on our financial condition and operations. We may have to make payments and incur losses under these types of contracts in the future depending on the difference between actual and hedged prices of oil and natural gas. In addition, hedging arrangements may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.

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

We Are Subject to Third Party Credit Risks

          We sell our production to multiple purchasers, five of whom accounted for approximately 81% of fiscal 2004 sales. Our largest purchasers during fiscal 2004 were Plains Marketing, L.P., Eastex Crude Company, Sonoco, Inc., Duke Energy Field Services, and Texas Energy Inc., who accounted for 27%, 15%, 14%, 13% and 12% of our respective total revenues during fiscal 2004. The same top five oil and natural gas purchasers accounted for 25%, 14%, 14% and 13% and 12% of our respective total revenues for fiscal 2003. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area.

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

We May Encounter Marketing Risks

Our future ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. With the exception of a few small gathering systems, we do not currently operate pipelines or transportation facilities, thus we are dependent on third parties to transport our products. Presently, the majority of our natural gas production is transported by the gas gathering system owned by Gulfterra Texas Pipeline, the WTG Jameson gas gathering system, various gas gathering systems owned by Duke Energy Field Services, and the Gilliland gas gathering system owned by Enbridge Resources, Inc. If our access to these pipelines is terminated, our ability to sell our natural gas could be limited.

Our Properties are Geographically Concentrated

Currently, our properties are located in Texas and Oklahoma. Because of this concentration, we will be impacted more adversely by regional events that increase our costs or level of competition, reduce availability of equipment or supplies, and reduce demand or limit production, than if we were geographically diversified. We historically had interests and operations in New Mexico and Louisiana also, and in the future do not plan to limit ourselves to any particular region.

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

Our Business Exposes Us to Liability and Extensive Regulation on Environmental Matters

          Our operations are subject to numerous U.S. federal, state and local regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur material costs, including cleaning costs, fines and civil and criminal sanctions and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities, but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent.

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

Risks Related to Ownership of Our Common Stock

There is a Limited Market for Our Common Stock

          Our common stock trades on the over-the-counter market and is quoted on the over-the-counter bulletin board ("OTCBB") maintained by the National Association of Securities Dealers. Prior to October 2, 2001, our common stock was quoted in "pink sheets" published by the National Quotation Bureau. Additionally, although prices for our common stock are quoted on the OTCBB, the market for our common stock is very small. According to information supplied by our transfer agent, Colonial Stock Transfer on November 11, 2004, there are ten institutions that act as "market makers" and buy and sell shares of our common stock as orders are placed. Specifically, these market makers are William V. Frankel & Co., Jersey City, New Jersey, Hill Thompson Magid & Co., Jersey City, New Jersey, Crown Financial Group, formerly M.H. Meyerson & Co., Inc., Jersey City, New Jersey, First Southwest, Dallas, Texas, Sterne Agee Capital Markets, Boca Raton, Florida, Brokerage America, Boston, Massachusetts, Knight Securities, Inc., Jersey City, New Jersey, Pershing, Jersey City, New Jersey, Hudson Securities, Inc., Jersey City, New Jersey, and Schwab Capital Markets, L.P., Jersey City, New Jersey. We cannot assure you that these or other market makers will continue to actively deal in our common stock. If we are unable to locate a market maker, the liquidity of shares of our common stock will be severely limited. On many trading days, there is no trading in our common stock at all. We cannot assure you that our investors will be able to sell shares of our common stock at prices and times that are desirable.

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

Transactions in Our Common Stock May Be Subject to Penny Stock Trading Rules

          Rules 15g-1 through 15g-100 promulgated by the SEC under the Securities Exchange Act of 1934 provide various limitations on transactions involving "penny stocks." Penny stocks are defined as equity securities that do not meet specific requirements listed in Rule 3a51-1, also promulgated by the SEC under the Exchange Act. Currently, we are exempt from the penny stock rules by virtue of Rule 3a51-1(g), which excludes the equity securities of issuers that have been in continuous operations for three years and have over $2,000,000 of net tangible assets. Net tangible assets are defined as total assets less intangible assets and liabilities. Our net tangible assets were $5,483,000 as of September 30, 2004. However, reductions in the estimates of our proved reserves, increased borrowings under our credit facility in connection with acquisitions or other factors reducing our net tangible assets may subject us to the penny stock rules. If we are no longer exempt from these rules, brokers and dealers that effectuate a trade in our common stock must comply with the penny stock rules unless the transaction is of a type that is exempted from these rules, such as transactions with established customers or "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933. Specifically, penny stock rules require brokers and dealers to furnish their customers with the information set forth in Schedule 15G published by the SEC. Schedule 15G contains information concerning the general risks associated with penny stocks, including a description of the broker or dealer's compensation in the transaction, a discussion of the difference between bid and ask prices and the general liquidity of the security being sold. Brokers and dealers must obtain a manually signed acknowledgment of the receipt of this information from their customers. These additional sale requirements may result in a reduced trading volume and trading price for our common stock, which could restrict the ability of our stockholders to sell shares of our common stock.

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

A Disposition of a Significant Number of Shares of Our Common Stock by Michael E. Montgomery Could Result in a Change of Control of Our Company

          Approximately 60% of our common stock is owned of record by Michael E. Montgomery. Mr. Montgomery also owns 50,000 shares of our Series A preferred stock, which may be converted into over 700,000 additional shares of our common stock. If these shares of Series A preferred stock were converted by only Mr. Montgomery, he could own 65% of our common stock. The shares owned by Mr. Montgomery represent more than the majority of our outstanding shares of common stock. Therefore, any event that results in a significant disposition or transfer of these shares, such as the death of Mr. Montgomery, could also cause a change of control of our company.

Business Strategy

We intend to foster our growth as an independent oil and natural gas company by implementing the following business strategies:

*

Financial Growth. We plan to achieve asset, revenue, and cash flow growth, and increase the value of our stock, as a result of the acquisition and further development of producing oil and natural gas properties.

*

Acquire and Enhance Producing Oil and Natural Gas Properties. We plan to take advantage of opportunities that currently exist in the United States to acquire producing oil and natural gas properties. We continue to focus our acquisition activities onshore in Texas and Oklahoma in order to complement our existing properties and operations; however, we plan to review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets. We prefer to acquire properties with production from shallow to medium depths, which offer lower geologic and mechanical risk of operations. We believe that numerous opportunities exist to acquire additional energy assets and to enhance the value of these assets through improved operating practices and by aggressively developing reserve potential. For a discussion of the financing alternatives for these activities, please see "Part II - Item 6 - Management's Discussion and Analysis or Plan of Operation - Our Liquidity and Capital Resources."

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

Developments During Fiscal 2004

We Participated in the Drilling of Seven Wells

          In the first quarter of fiscal 2004 we drilled an infield development well known as the Beggs #2 on the same lease as our currently producing Beggs #1 well in Eastland County, Texas. Our share of the costs was approximately $140,000, reflecting our 96% working interest in this well. The well was successful and is currently producing approximately 3 Bbls of oil per day.

          During January 2004, we acquired an interest in a property in Louisiana at a cost of approximately $25,000. We drilled the Maddox #1 on this property during the second quarter of fiscal 2004. The total cost of this well was approximately $500,000. Since we had an 18.75% share in the drilling and completion costs of the well, our share of the drilling cost was approximately $95,000. This well was determined to be a dry hole. We recently sold our interest in this well to another working interest owner.

          In the second quarter of fiscal 2004, we began drilling two new wells in Cottle County, Texas in partnership with P. C. Burns Oil Producers, Inc. ("Burns"). We entered into similar drilling arrangements with Burns in fiscal 2002 and 2003 which resulted in the drilling of four wells in this same area. The total cost associated with these two new wells drilled in fiscal 2004 was approximately $1,000,000. We paid 52% of these drilling and completion costs ($520,000) and Burns paid the remaining 48%, representing our respective working interests in the wells. Although these two wells were marginally producing after completion, we are currently in the process of evaluating further stimulation work during fiscal 2005.

          In the third and fourth quarters of 2004, three non-operated wells in which we have an interest were drilled in Oklahoma. Two were drilled by the operator Apache Corporation and one by Chesapeake Operating, Inc. All three wells were completed and are producing an aggregate of approximately 450 Mcf per month.

We Purchased Two Producing Gas Wells

          In the quarter ended June 30, 2004, we purchased two producing natural gas wells located in Cottle County, Texas for $345,000. This acquisition, effective March 1, 2004, was reflected in the capital additions for the second quarter. We took over the operations of these two wells on April 1, 2004, and they are currently producing a total of approximately 3,500 Mcf per month.

We Effected a Decrease in Our Authorized Shares of Capital Stock

       At our annual meeting of stockholders on February 25, 2004, our stockholders approved an amendment to our certificate of incorporation to effect a decrease in the number of authorized shares of both common and preferred stock. The number of authorized shares of common was lowered from 50,000,000 shares to 15,000,000 shares. The number of authorized shares of preferred stock was lowered from 20,000,000 shares to 400,000 shares. The reason for this change was to reduce the Company's franchise tax liability. As a result of the Company's reverse stock split in February 2003, the revised calculation for the Company's 2003 Delaware franchise tax resulted in a significant increase in taxes.

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

We Conducted a Reverse Split of Our Common Stock

          At our 2003 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation which effected a ten-for-one reverse stock split of our outstanding shares of common stock. We filed this amendment with the Delaware Secretary of State effective as of February 24, 2003, at which time every ten shares of outstanding common stock was automatically reverse split into one share of common stock. As a result, the par value of our common stock was increased from $0.01 to $0.10 per share. However, the number of shares common stock authorized to be issued by our certificate of incorporation remained at 50,000,000. Accordingly, this amendment had the effect of increasing the number of shares of our common stock available to be issued. We conducted the reverse split primarily in an attempt to increase the liquidity and trading in our common stock. After the reverse split, the ticker symbol for our common stock on the OTCBB changed from "TKRD" to "TREK."

New Credit Facility

          On May 28, 2003, we entered into a loan agreement with Wells Fargo Bank Texas, National Association, for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of this new loan. Our initial funding of the new credit facility was $9,351,600. The outstanding amount at September 30, 2003 was $8,800,000. Giving effect to principal repayments totaling $900,000 that were made in fiscal 2004, the outstanding amount of our borrowings under the credit facility was $7,900,000 as of September 30, 2004. For a further description of our credit facility with Wells Fargo, please see Part II - Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

We Participated in the Drilling of One Well

          In the fourth quarter of fiscal 2003, we drilled one well with a partner, P. C. Burns Oil Producers, Inc. ("Burns"). The well was drilled on our property in Cottle County, Texas during August and September 2003. The well, known as the Gibson # 10A, was successful, and was completed during September 2003. Production for this well during the month of October 2003 averaged approximately 835 Mcf of natural gas per day, as well as 2 Bbls of oil per day. The drilling and completion costs of the well were paid 52% by us and 48% by Burns reflecting our respective working interests. Our portion of the drilling and completion costs of the well was approximately $165,000.

Our Exploitation and Development Activities

          We made exploitation and development expenditures of $616,000 and $2,050,000 during the fiscal years ended September 30, 2003 and 2004, respectively. We made net acquisition expenditures of $15,000, and $400,000 during the fiscal years ended September 30, 2003 and 2004, respectively. Our ability to continue to fund our exploitation and development activities depends upon cash flow and our ability to secure the necessary financing for these activities.

Exploration Activities

We did not drill any exploratory wells during the fiscal year 2004.

Our Operating Activities

          As of September 30, 2004, we were the operator of 298 gross (237 net) wells, which represented approximately 80% of the gross wells and 99% of the net wells in which we had an interest on that date. This number does not include the 19 wells that we operate on a contract basis in which have no ownership interest. The remainder of the wells in which we had an interest on September 30, 2004 are operated by third party operators. The wells that we currently operate are located in Texas and Oklahoma. Although we elect to operate and manage most of our properties and drilling activities, our wells are drilled by independent drilling contractors.

Our Oil and Natural Gas Properties

The following table sets forth the fields in which we have significant oil and natural gas properties, and information as of September 30, 2004, with respect to each of the fields.

	Wells		Proved Reserves		Percentage of PV-10	Fiscal Year Ended September 30, 2004 Net Production
	Gross	Net	Oil (MBbls)	Gas (MMcf)	Total Proved Reserves[1]	Oil (Bbls)	Gas (Mcf)
AWP Field McMullen County, Texas	39	29	605	1,358	27%	34	144

Farnsworth Unit Area Ochiltree County, Texas	92	74	378	2,299	28%	59	60

North Pioneer Unit Area Eastland County, Texas	118	99	409	334	13%	36	23

Providence and Prudence Fields King and Cottle Counties, Texas	22	16	13	2,261	14%	3	244

Other	99	23	31	3,742	18%	5	271

Total	370	241	1,436	9,994	100.0	137	742

1 Estimated PV-10 proved reserves cashflows include oil, natural gas, and NGLs.

AWP Field McMullen County, Texas

          The AWP Field produces oil and natural gas from the Olmos sand at a depth of approximately 9,500 feet. There are over 500 active producing wells in the AWP Field. We assumed operation of 39 wells in the AWP Field on July 1, 2000. Only 35 of our 39 wells in the AWP Field are currently active and producing. The wells were originally completed as flowing wells and most have now been equipped with pumping units for artificial lift. The natural gas produced is compressed to a sales line at 1,000 psi. Our interest in the AWP Field includes approximately 2,621 gross (2,621 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2004, these properties were estimated to have net reserves of 605 MBbls of oil, and 1,358 MMcf of natural gas. The PV-10 of these properties was $10.8 million as of September 30, 2004. We own a 100% working interest in all but two of our 39 wells in the AWP Field.

          During fiscal 2004, we continued our exploitation program by re-completing the Walker # 1 well in the AWP area to develop the proved developed non-producing reserves in this area. There were four other major capital workovers of AWP wells during fiscal 2004 to increase reserve recovery, modify the artificial lift systems, and perform critical repairs.

Farnsworth Unit Area
Ochiltree County, Texas

          The Farnsworth Unit is a waterflood unit producing primarily oil in the Morrow sand at a depth of approximately 7,800 feet. A discovery well was drilled in the 1950s, and the area was organized as a unit in 1961. Water injection began in 1962, and the Farnsworth Unit currently consists of 64 producing wells and 28 water injection wells. Of these wells, 47 producing wells and 9 injection wells remain active. Only a small portion of the original unit remains productive. On August 2, 2000, we became the operator of this unit. These properties include approximately 13,314 gross (12,430 net) developed acres and no undeveloped acres. According to the reserve report prepared by LaRoche Petroleum Consultants, Ltd., as of September 30, 2004, the Farnsworth Unit and associated non-unit producing wells were estimated to have net reserves of 378 MBbls of oil and 2,299 MMcf of natural gas. The PV-10 for these reserves was $11.1 million at September 30, 2004. We own a 96% working interest and 83% net revenue position in the Farnsworth Unit.

North Pioneer Unit Area
Eastland County, Texas

          The North Pioneer Unit is a mature waterflood unit formed in the early 1980s that primarily produces oil from the Caddo at a depth of approximately 2,500 feet. We have a 100% working interest and 84% net revenue interest in the unit. Further, we own and operate several wells in the area that are outside the unit boundaries. As of September 30, 2004, the North Pioneer Unit and adjacent producing properties were estimated to have net reserves of 409 MBbls of oil and 334 MMcf of gas. The PV-10 for these reserves was $5.2 million as of September 30, 2004.

          In the first quarter of fiscal 2004 we drilled an infield development well known as the Beggs #2 on the same lease as our currently producing Beggs #1 well in Eastland County, Texas. Our share of the costs was approximately $140,000, reflecting our 96% working interesting this well. The well was successful and is currently producing approximately 3 Bbls of oil per day.

          In the fourth quarter of fiscal 2004 we began a program to reduce the plugging liability in the North Pioneer Unit. Of the 18 wells we identified to plug, 13 were plugged by September 30, 2004. The remaining 5 were plugged in the first quarter of fiscal 2005.

Providence and Prudence Field Area
King and Cottle Counties, Texas

          The Providence and Prudence Field area, which is located in King and Cottle Counties, Texas, produces natural gas and condensate oil from the Atoka sand at a depth of approximately 6,100 feet. In fiscal 2001, we acquired 6,139 gross and 5,852 net developed acres and no undeveloped acres in 16 operated wells. Since that time we have drilled and completed 4 additional wells in this area that are now producing. We own a 100% working interest in 11 of these wells.

          In the quarter ended June 30, 2004, we purchased two producing natural gas wells located in Cottle County, Texas for $345,000. This acquisition, effective March 1, 2004, was reflected in the capital additions for the second quarter. We took over the operations of these two wells on April 1, 2004, and they are currently producing a total of approximately 3,500 Mcf per month.

          In fiscal 2004, we drilled two development wells in the Providence and Prudence Field area, the Gibson #2A and Gibson #9A. The total costs associated with these new wells was $1,000,000. We paid 52% of the drilling and completion costs ($520,000), and our partner Burns paid the remaining 48%, representing our respective working interests in the wells. These wells were completed and producing, however they have subsequently been shut in pending further stimulation treatments. At September 30, 2004, plans were set to drill another development well, Masterson #8A in King County, Texas, again with Burns as a drilling partner. The well costs are to be carried with the same split of 52% for us and 48% for Burns.

          According to the reserve report prepared by LaRoche Petroleum Consultants Ltd., as of September 30, 2004, our estimated net reserves in the Providence and Prudence Fields were 13 MBbls of oil and 2,261 MMcf of natural gas. The PV-10 of these properties was estimated to be $5.5 million as of September 30, 2004. See also "Part I - Item 1 - Description of Business - Developments During Fiscal 2004"

Title to Our Properties

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

Our Oil and Natural Gas Reserves

          On September 30, 2004, our oil and natural gas reserves included direct interests in 370 wells in the states of Texas and Oklahoma, including 298 wells that we operate. In addition, we operate 19 wells on a contract basis in which we have no interest.

          The following tables summarize information regarding our estimated proved oil and natural gas reserves as of September 30, 2003 and 2004. All of these reserves are located in the United States. The estimates relating to our proved oil and natural gas reserves and future net revenues of oil and natural gas reserves included in this annual report are based upon reports prepared by LaRoche Petroleum Consultants, Ltd. In accordance with guidelines of the SEC, the estimates of future net cash flows from proved reserves and their PV-10 are made using oil and natural gas sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

	September 30,
	2003	2004
Natural Gas (per Mcf)	$ 4.83	$ 6.24
	$29.20	$46.25

          Reserve estimates are imprecise and may be expected to change, as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth herein will ultimately be produced. The discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and natural gas properties, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

The following tables set forth our proved reserves of oil and natural gas and the PV-10 thereof for the fiscal years ended September 30, 2003 and 2004.

Proved Oil and Natural Gas Reserves

	September 30,
	2003	2004
Natural gas reserves (MMcf):
Proved Developed Reserves	9,788	8,928
Proved Undeveloped Reserves	1,606	1,066
Total Proved Reserves of natural gas	11,394	9,994
Oil reserves (MBbl):
Proved Developed Reserves	1,227	1,316
Proved Undeveloped Reserves	169	120
Total Proved Reserves of oil	1,396	1,436
Total Proved Reserves (MBoe)	3,295	3,102

PV-10 of Proved Reserves
(In Thousands)

	September 30,
	2003	2004
PV-10
Proved Developed Reserves	$25,014	$35,496
Proved Undeveloped Reserves	3,949	4,422
Total PV-10	28,963	39,918
Total standardized measure	22,554	29,662

          Except for the effect of changes in oil and natural gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our reserves since September 30, 2004.

          For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see note 13 of the notes to financial statements included in Appendix A to this annual report on Form 10-KSB.

We Have Not Reported Reserves to Other Agencies

As of September 30, 2004, our estimates of oil and natural gas reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

Our Production

          The following table summarizes for the periods indicated, our revenues, net production of oil and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

	Fiscal Year Ended September 30,
	2003	2004
Sales:
Oil:
Revenue	$4,122,891	$4,952,954
Production sold (Bbls)	139,070	137,151
Average sales price per Bbl	$29.64	$36.11

Natural Gas:
Revenue	$3,955,175	$3,928,944
Production sold (Mcf)	812,475	742,349
Average sales price per Mcf	$4.87	$5.30

Costs and Expenses:
Production costs per Boe	$10.56	$11.90
Depreciation, depletion and amortization per Boe	$4.19	$5.06

          Oil and natural gas revenues for the fiscal year ended September 30, 2004 increased 10% over the prior fiscal year. This was mainly the result of higher oil and natural gas prices, offset by lower oil and natural gas volumes. Our average sales price per Bbl increased to $36.11, or 22%, and our average sales price per Mcf of natural gas increased to $5.30, or 9%, from our prices for the fiscal year ended September 30, 2003.

          The production information we reported in the preceding table only includes our share of the oil and natural gas produced after payment of royalties, if any. Oil production for the fiscal year 2004 totaled 137 MBbls, a decrease from the prior year at 139 MBbls. Natural gas production was 70 MMcf lower in 2004 reflecting principally the decline in our natural gas wells in Cottle County. On a Boe basis our total production for the fiscal year ended September 30, 2004 decreased 13 MBoe from the same period ended September 30, 2003.

          Production costs per Boe of $11.90 for the year ended September 30, 2004 excludes approximately $880,000 for non-recurring major repairs and workover expenditures. Production costs per Boe for the year ended September 30, 2003 of $10.56 excludes approximately $960,000 for repairs and workover expenditures.

          Depletion on oil and gas properties for the year ended September 30, 2004 was $170,000 greater than the amount incurred during the year ended September 30, 2003. This was due to the addition of capitalized costs related to the drilling and completions in fiscal 2004 and the increase in future investment costs estimated in the reserve report resulting in a higher depletable base.

Our Interest in Productive Wells

          The following table sets forth our interest in productive wells (producing wells and temporarily shut-in wells) on September 30, 2004. The number of total gross oil and natural gas wells excludes any multiple completions.

	Gross Wells			Net Wells
	Oil	Gas	Total	Oil	Gas	Total
Oklahoma	3	78	81	2	17	19
Texas	148	39	187	117	21	138
Total	151	117	268	119	38	157

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

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended September 2003	1	0	1.5		0.5
Year ended September 2004	6	1	7	1.7	.1	1.8

The development drilling activities referenced in the above table were conducted in Texas, Oklahoma and Louisiana.

          In the first quarter of fiscal 2004 we drilled an infield development well, the Beggs #2 on the same lease as our currently producing Beggs #1 well in Eastland County, Texas. Our share of the costs was approximately $140,000, reflecting our 96% working interesting this well. The well was successful and is currently producing approximately 3 Bbls of oil per day.

          During January 2004, we acquired an interest in a property in Louisiana at a cost of approximately $25,000. We drilled the Maddox #1 on this property during the second quarter of fiscal 2004. The total cost of this well was approximately $500,000. Since we had an 18.75% share in the drilling and completion costs of the well, our share of the drilling cost was approximately $95,000. This well was determined to be a dry hole. We recently sold our interest in this well to another working interest owner.

          In the second quarter of fiscal 2004, we began drilling two new wells in Cottle County, Texas in partnership with P. C. Burns Oil Producers, Inc. ("Burns"). We entered into similar drilling arrangements with Burns in fiscal 2002 and 2003 which resulted in the drilling of four wells in this same area. The total cost associated with these two new wells drilled in fiscal 2004 was approximately $1,000,000. We paid 52% of these drilling and completion costs ($520,000) and Burns paid the remaining 48%, representing our respective working interests in the wells. Although these two wells were marginally producing after completion, we are currently in the process of evaluating further stimulation work during fiscal 2005.

          In the third and fourth quarters of 2004, three non-operated wells in which we have an interest were drilled in Oklahoma. Two were drilled by the operator Apache Corporation and one by Chesapeake Operating, Inc. All three wells were completed and are producing natural gas.

          During fiscal 2004, we continued our exploitation program by re-completing the Walker # 1 well in the AWP field in order to develop proved reserves. Thus, it is not included on the above chart of completed development wells.

          During the first quarter of fiscal year 2005, we drilled and completed the Masterson 8A well in King County, Texas. It was a success and is currently a producing gas well. The costs were shared with our partner Burns in accordance with the respective working interests of 52% for us and 48% for Burns.

Our Interest in Developed and Undeveloped Acreage

The following table sets forth our interest in developed and undeveloped acreage as of September 30, 2004.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Oklahoma	29,809	8,028	640	260
Texas	26,964	22,541	3,340	1,188
Other	0	0	0	0
Total	56,773	30,569	3,980	1,448

The primary terms of the leases covering the majority of our undeveloped acreage in these counties expire at various dates, generally ranging from one to five years. We can retain our interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain these leases.

Our Past Sales of Producing Properties and Undeveloped Acreage

          We evaluate properties on an ongoing basis to determine the economic viability of the properties and whether these properties enhance our objectives. During the course of normal business, we may dispose of producing properties and undeveloped acreage if we believe the dispositions to be in our best interest.

In fiscal years ended September 30, 2004 and September 30, 2003 we had no material sales of producing properties.

Our Products, Markets, and Revenues

          We produce oil and natural gas. We do not refine or process the oil and the natural gas that we produce. We generally sell the oil we produce under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in these areas. We sell almost all of our natural gas production on the spot market. The market for oil and natural gas and the prices of oil and natural gas is influenced by a number of factors that are beyond our control. These factors include, among other things:

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

          Oil prices have been subject to significant fluctuations over the past several decades. The average price for WTI quoted on NYMEX for November 2004 was $48.60 per Bbl. Levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the U.S. market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. The average NYMEX price for natural gas for November 2004 was $7.62 per Mmbtu. These frequent changes in the market price make it impossible for us to predict natural gas price movements with any certainty.

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

          We engage in oil and natural gas production activities in areas where from time to time the supply of oil and natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil and natural gas in these areas reduce the amount of oil and natural gas that they may purchase from us. If we cannot locate other buyers for our production or any of our newly discovered oil and natural gas reserves, we may shut-in our oil and natural gas wells for periods of time.

The following table sets forth the amount of our oil sales, natural gas sales and the percent of these sales to total oil and natural gas revenues for the periods indicated (in thousands):

				Percent of Sales to Total Oil and Natural Gas Revenues
Period Ended	Oil Sales	Natural Gas Sales	Total Oil and Natural Gas Sales	Oil	Gas
Year ended September 30, 2003	$4,123	$3,955	$8,078	51%	49%
Year ended September 30, 2004	$4,953	$3,929	$8,882	56%	44%

Our Current Delivery Commitments

We are not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

Our Principal Customers

          During the fiscal year ended September 30, 2004 we sold oil and natural gas to approximately 40 separate purchasers. Our largest purchasers during fiscal 2004 were Plains Marketing, L.P., Eastex Crude Company, Sonoco, Inc., Duke Energy Field Services, and Texas Energy Inc., who accounted for 27%, 15%, 14%, 13% and 12% of our respective total revenues during fiscal 2004. The same top five oil and natural gas purchasers accounted for 25%, 14%, 14% and 13% and 12% of our respective total revenues for the fiscal 2003. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area. We believe we would be able, under current economic circumstances, to contract with other purchasers for our oil and natural gas production if we were to lose any one of our oil and natural gas purchasers.

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

          The Federal Energy Regulatory Commission, or FERC, regulates interstate natural gas transportation rates and service conditions, which affect the revenues received by us for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B, or Order 636, that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services the pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on us. Generally, Order 636 has eliminated or substantially reduced the traditional role of intrastate pipelines as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

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

Matters subject to regulation include:

*	discharge permits for drilling operations;
*	drilling and abandonment bonds or other financial responsibility requirements;
*	reports concerning operations;
*	the spacing of wells;
*	unitization and pooling of properties; and
*	taxation.

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

*	the completion of a rule involving the regulation of pipelines with marketing affiliates under Order No. 497;

*	the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange;

*	a generic inquiry into the pricing of interstate pipeline capacity;

*	efforts to refine the FERC's regulations that control operation of the secondary market for released pipeline capacity; and

*	a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

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

          Under OPA and CWA, our release of oil and hazardous substances in harmful quantities into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the (1) costs of remediating a release, (2) administrative and civil penalties or criminal fines, (3) OPA -specified damages such as loss of use, and for natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault, although there may be some limitation on liability under OPA if there is no finding of willful negligence or misconduct related to the release. The CWA also may impose permitting obligations for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil in harmful quantities.

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

Our Employees

          As of September 30, 2004, we employed seven full-time employees and no part-time employees. All of our employees are engaged in administrative activities. As customary in the oil and gas industry, we engage multiple independent contractors to conduct our local field operations. Additionally, as of September 30, 2004, we had arrangements with approximately two persons to provide office and administrative support on a contract basis. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Other

          We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production, and drilling activity in Item 1 of this annual report on Form 10-KSB. For a description of the nature of our legal interest in these properties, see "Part 1 - Item 1 - Description of Business - Title to Our Properties."

ITEM 3. LEGAL PROCEEDINGS

          As of September 30, 2004, we were not involved in any legal proceedings other than ordinary routine litigation incidental to our business; the outcome of which we believe will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last three months of the fiscal year ended September 30, 2004, we did not submit any matter to a vote by our stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

          Our common stock is currently traded on the over-the-counter market under the symbol "TREK". Effective October 2, 2002, our common stock became eligible for quotation on the OTCBB. Previously, our common stock was quoted in the "pink sheets" published by the National Quotation Bureau. The trading in our common stock is extremely limited. The following table sets forth the quarterly high and low bid prices from October 1, 2002 through September 30, 2004, based upon quotations periodically published by the OTCBB. The amounts set forth below have been adjusted to reflect the ten-for-one (10:1) reverse stock split of our common stock that occurred on February 24, 2003. All price quotations represent prices between dealers, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

	High	Low
Year ended September 30, 2003
First Quarter	$.80	$.50
Second Quarter	$1.00	$.60
Third Quarter	$1.25	$.55
Fourth Quarter	$1.02	$.25

Year ended September 30, 2004
First Quarter	$.99	$.76
Second Quarter	$1.70	$.95
Third Quarter	$1.70	$1.25
Fourth Quarter	$1.98	$1.12

The bid price for our common stock was $1.80 on December 8, 2004.

Our Stockholders

          According to the records of our transfer agent, there were approximately 448 holders of record of our common stock on September 30, 2004 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Sales of Unregistered Securities

          On December 2, 2002, we sold 100,000 shares of our Series A convertible preferred stock to Michael E. Montgomery and Faye C. Briggs for an aggregate purchase price of $1,000,000, or $10.00 per share. For more information, see our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 that was filed with the SEC on February 14, 2003.

Our Dividend Policy

          We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our credit facility currently prohibits us from paying dividends on our common stock. Moreover, all accrued but unpaid dividends owed to holders of our Series A Preferred stock must be paid before we can pay dividends on our common stock. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Our future dividend policy is subject to the discretion of our board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, and restrictions in our credit facility, business conditions, our financial condition and other factors that our board of directors deems relevant.

Equity Compensation Plans

Information about our equity compensation plans as of September 30, 2004 that was either approved or not approved by our stockholders is as follows:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of outstanding options, warrants and rights	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	136,000	$1.39	3,297,000
Equity compensation plans not approved by security holders	0	0	0
Total	136,000	$1.39	3,297,000

Purchases of Equity Securities by Trek and its Affiliated Purchasers

          Neither we nor any of our affiliated purchasers (as defined Rule 10b-18(a)(2) under the Exchange Act) made any purchases of our equity securities during the last three months of the fiscal year ended September 30, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Results of Operations

Comparison of the Year Ended September 30, 2003 and 2004

          Net income for the fiscal year ended September 30, 2004 was $2,087,000, or $0.42 per diluted share, compared to net income of $1,327,000, or $0.27 per diluted share for the prior year. Our results of operations for fiscal 2004 were favorably impacted by higher oil and natural gas prices, lower interest expense and an absence of hedging losses. Offsetting those effects were:

*	Lower oil and natural gas volumes
*	Higher lease operating expenses
*	Higher production taxes
*	Higher depletion costs
*	Higher general and administrative costs

Revenues

          Oil and natural gas sales were up $800,000 to $8.9 million in fiscal 2004, compared to $8.1 million in fiscal 2003. This difference reflects a $1.2 million increase due to higher average prices for both oil and natural gas, offset by a $400,000 decrease due to oil and natural gas volumes. Weighted average annual prices were $36.11 per Bbl of oil and $5.29 per Mcf of natural gas during fiscal 2004, compared to $29.64 per Bbl and $4.87 per Mcf in 2003.

          We sold 137 MBbls of oil during fiscal 2004, versus 139 MBbls in the prior fiscal year. Corresponding natural gas sales were 742 MMcf in fiscal 2004 and 812 MMcf in fiscal 2003. The decrease in oil and natural gas sales volume was substantially due to the natural production decline of our oil and natural gas reserves.

Costs and Expenses

          Our lease operating expenses for the year ended September 30, 2004 amounted to $3.98 million, a $180,000 increase from the $3.8 million of expenses incurred during fiscal 2003. This increase in direct lease operating expense is also primarily the result of higher production taxes as well as higher utility bills on our large production units. Operating expenses per Boe, excluding major repairs and workovers, were $11.90 during fiscal 2004, compared to $10.56 in 2003.

          Our general and administrative expenses for the year ending September 30, 2004 were $1,080,000, a $137,000 increase from the $943,000 million of expenses incurred during fiscal 2003. This increase primarily resulted from an increase in franchise tax expense.

          Depreciation, depletion, and amortization totaled $1.3 million for the year ended September 30, 2004, an increase of $170,000 from the corresponding expense amount reported during fiscal 2003. Our increase in depreciation, depletion, and amortization resulted from higher capital additions to our depletable asset pool, as well as an increase in the estimated future development costs which support our current reserve value.

          In September 2001, the Board of Directors approved the re-pricing of the exercise price of certain stock option grants to $1.10 (as adjusted to take into account over 10:1 reverse stock split in February 2003) per option for employees and executive officers effective October 1, 2001. Our financial statements reflect a restatement of the stock option prices to reflect the reverse split. These options, until exercised or forfeited, are subject to variable accounting at each reporting period. Compensation cost of $39,000 was recorded in fiscal 2004 to reflect the market value of our common stock price at September 30, 2004 ($1.98) exceeding the exercise price of the re-priced options ($1.10). No compensation cost was recorded at September 30, 2003 since the market price per option was less than the exercise price.

Other Income and Expenses

          We incurred $426,000 of interest expense during the fiscal year ended September 30, 2004, a decrease of $79,000 from the $505,000 of interest expended during fiscal 2003. The decrease stems from a lower outstanding principal balance under our credit facility. We had outstanding borrowings of $7.9 million under our credit facility as of September 30, 2004, compared to $8.8 million as of September 30, 2003.

          Other income during fiscal 2004 also improved due to the absence of net derivative losses of $216,000 as well as other extraordinary expenses that appeared in fiscal 2003 related to a proposed sale of the Company at that time. In fiscal 2004, the Company had no outstanding derivatives.

Our Liquidity and Capital Resources

General

          Our working capital was $982,000 on September 30, 2003. For the twelve months ended September 30, 2004, capital expenditures of $2,400,000 and retirement of debt ($900,000) were funded primarily by cash flow from operations. During the same period in 2003, capital expenditures of $634,000 and the retirement of debt ($2,007,000) were funded by additional credit facility borrowings and cash flow. The following is a list of our major capital expenditure projects in fiscal 2004.

          During the three months ended December 31, 2003, we completed several well development activities on our producing properties located in McMullen and Ochiltree Counties, Texas, and Major County, Oklahoma. The total cost of these capital expenditures was approximately $340,000, and was funded from cash flow from our operations.

          During fiscal 2004, we continued our exploitation program by re-completing the Walker # 1 well in the AWP area to develop the proved developed non-producing reserves in this area. There were four other capital workovers of AWP wells during fiscal 2004 to increase reserve recovery. The total capital expenditure for the AWP projects was $600,000.

          During January 2004, we acquired an interest in a property in Louisiana at a cost of approximately $25,000. This well, the Maddox #1, was drilled on this property during the second quarter of fiscal 2004. The total cost of this well was approximately $500,000. Since we had an 18.75% share in the drilling and completion costs of the well, our share of the drilling cost was $95,000.

          In the second quarter of fiscal 2004, we began drilling two new wells in Cottle County, Texas in partnership with P.C. Burns Oil Producers, Inc. ("Burns"). The total estimated costs associated with these new wells was $1,000,000. We paid 52% of these drilling and completion costs ($520,000) and Burns paid the remaining 48%, representing our respective working interests in the wells.

          Also in the second quarter of 2004, we began drilling one new well adjacent to our existing Beggs #1 well in Eastland County, Texas. Our share of the total cost of this project was $140,000, reflecting our 96% working interesting this well.

          Our capital expenditures during the third quarter of fiscal 2004 included the creation of a waterflood at our TXL lease in Nolan County, Texas. This project, with a total cost of $105,000, installed water injection wells into the productive zone to enhance oil recovery. In addition, re-completion work on a natural gas well in Major County, Oklahoma commenced in mid-May 2004. The cost for this project was $64,000.

          Also in the quarter ended June 30, 2004, we purchased two producing natural gas wells located in Cottle County, Texas for $345,000. This acquisition, effective March 1, 2004, was reflected in the capital additions for the second quarter. We took over the operations of these two wells on April 1, 2004, and they are currently producing a total of approximately 3,500 Mcf per month.

          During the first quarter of fiscal year 2005, we drilled and completed the Masterson 8A well in King County, Texas. It was a success and is currently a producing gas well. The total drilling and completion costs of approximately $325,000 were shared with our partner Burns in accordance with the respective working interests of 52% for us and 48% for Burns. In addition, we have spent $50,000 in the first quarter for a new well in Hill County, Texas currently in the drilling stage. Any other capital expenditures during fiscal 2005 will be a function of and dependent upon the amount of any additional cash flow from operations or other available capital resources, including available borrowings under our credit facility. The fiscal 2005 operating budget earmarks $100,000 per month for capital projects.

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

          On September 30, 2004, our outstanding amount under the credit facility was $7,900,000. Giving effect to subsequent principal repayments totaling $300,000 that were made in October and November 2004, the outstanding amount of our borrowings under the credit facility was $7,600,000 as of December 15, 2004.

          The borrowing base under the credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. Our borrowing base under the credit facility was $11,000,000 as of September 30, 2004, which resulted in $3,100,000 of borrowing capacity as of that date. We will pay interest on our borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On September 30, 2004, LIBOR was 2.2% and Wells Fargo's prime rate was 4.75%. As of December 15, 2004 they had risen to 2.45% for LIBOR and 5.0% for the prime rate. Under the terms of the facility, we are required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The credit facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

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

As of the end of the fourth quarter of fiscal 2004, we were in compliance with the above covenants.

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

          In the past, we have relied substantially on the borrowing capacity under our credit facility as a source of capital for our capital expenditure and other liquidity needs. We plan to finance any capital expenditures during fiscal 2005 by cash flow from operations. To the extent that we have available cash flow, we may continue to reduce the principal of our credit facility. We also plan to continue to consider joint drilling and recompletion arrangements in order to reduce our risk while increasing our reserve base.

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

Other Contingencies

Terrorist Attacks

          On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In response, the United States commenced military action in Afghanistan during October 2001. Further, the United States has taken military action in Iraq. These developments have caused instability in the world's financial and insurance market and have lead to increased volatility in prices for crude oil and natural gas. Insurance premiums charged for some or all of the coverages we have historically maintained could increase materially, or the coverages could be unavailable in the future. These developments could have an adverse effect on our business and on our share price.

Contractual Commitments

The following table sets forth our contractual and commercial commitments as of September 30, 2004 and the timing of the payments that are required by us in connection with these commitments.

	Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	more than 5 years
Long-Term Debt	$7,900,000	$ 0	$7,900,000	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	169,000	137,000	32,000	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$8,069,000	$ 137,000	$7,932,000	-	-

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

Related Party Transactions

          We currently share or sublease office space with Montgomery Petroleum, Inc. ("MPI"), a company owned by Mr. Michael E. Montgomery, our Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer. We also share office supplies, personnel, and various services with MPI and other entities owned by Mr. Montgomery. All such activities are billed to or by us at actual rates incurred. For the years ended September 30, 2004 and 2003, we were billed $141,000 and $91,400, respectively for services provided by MPI, and, for the year ended September 30, 2004, we billed MPI and other Montgomery entities $48,000 for office services that we provided. Net amounts of $97,600 and $58,300, respectively, were included as components of our general and administrative expenses in the accompanying statements of operations. At September 30, 2004, accounts payable included $51,200 payable to Montgomery related entities and accounts receivable included $34,500 due from entities owned by Mr. Montgomery for oil and natural gas joint interest billings and office services.

          Mr. Montgomery and another board member, Mr. Smith, are partners in Rio Coil, LP which is a well service company based in Abilene, Texas. We used their coil tubing and nitrogen services on several of our wells in Texas and Oklahoma during fiscal 2004 and were billed a total of $191,000. Accounts payable at September 30, 2004 included $32,500 payable to Rio Coil LP.

          During the second and third quarters of fiscal 2003, we entered into farmout arrangements with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involved three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County, Texas. MBOE agreed to pay 100% of the costs of these workovers to earn an eventual assignment of 50% of the working interests to these wells. We have completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Until MBOE has recovered the costs of these workovers, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After MBOE has recovered the costs of the workovers, we will assign 50% of our working interests in these wells to MBOE. No additional farmout arrangements were added in fiscal 2004.

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

Goodwill and Intangible Assets

          SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, became effective for the Company on July 1, 2001 and December 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS Nos. 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS Nos. 141 and 142 would be included in the notes to financial statements. Historically, Trek, like many other oil and gas companies, has included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS Nos. 141 and 142 became effective.

          At September 30, 2004, we had net leasehold costs of approximately $16,396,000. If we applied the interpretation currently being deliberated, this classification of interests as intangible assets would require us to make the disclosures set forth under SFAS No. 142 related to these interests. We will continue to classify oil and gas leaseholds as oil and gas properties until further guidance is provided.

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

          No change to our internal control over financial reporting occurred during our last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and any of our other officers that may function as a principal accounting officer or controller. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Trek Resources, Inc., 4925 Greenville Avenue, Suite 955, Dallas, Texas 75206, Attention: Corporate Secretary, or by calling (214) 373-0318.

The following table presents information with respect to our directors and executive officers:
Name	Age	Position

Michael E. Montgomery	51	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Harold Ginsburg	52	Director

Kenneth R. Smith	52	Director and Secretary

Dewain V. Hill	52	Director

          Michael E. Montgomery. Mr. Montgomery has been our President, Chief Executive Officer and Chairman of the Board since May 15, 2000. Mr. Montgomery has also served as a member of our board of directors since June 15, 2000. Additionally, Mr. Montgomery was appointed as our Chief Financial Officer during November 2001. Mr. Montgomery has over 15 years of experience in the energy industry with extensive involvement in the operations and acquisitions areas. Since its inception in 1987, Mr. Montgomery has served as the President of Montgomery Petroleum, Inc., an independent oil and gas company that he founded, and also served from June 1998 to October 2000 as the Managing General Partner of MBOE Oil and Gas Limited Partnership, a private oil and natural gas enterprise. Additionally, Mr. Montgomery has also served as the president of Montgomery Development, Inc. since 1997. Mr. Montgomery has extensive experience in the commercial banking industry and served as a director of Bent Tree National Bank from 1994 until 1996. Mr. Montgomery holds a Bachelor of Arts degree in finance from Southern Methodist University and dedicates approximately 90% of his time during normal business hours to our business.

          Harold H. Ginsburg. Mr. Ginsburg was elected to our board of directors on June 15, 2000. In 1991, Mr. Ginsburg was appointed and presently serves as the Managing Principal of Southern Asset Service Corporation, a commercial real estate consulting and brokerage firm, and has over 25 years of experience in the commercial real estate industry. Mr. Ginsburg also has served on the board of directors of Lone Star Bank of Dallas, Allied Bank of Dallas, Texas, American Bank of Denison, Texas, American Bank of Sherman, Texas and North American Bank Shares. He holds a Bachelor of Arts degree from the University of Texas at Austin, and also serves as a member of our audit and compensation committees.

          Kenneth R. Smith. Mr. Smith joined our board of directors on June 15, 2000. Mr. Smith also became our Secretary in November 2001. Since 1989, Mr. Smith has served as the President of Stanford Financial in Dallas, Texas. Since 1990, Mr. Smith has been actively involved in oil, natural gas and real estate enterprises as a private investor. Mr. Smith has over 20 years of experience in the banking industry and has held various executive and managerial positions with Bank Texas, N.A., First City Bank of Dallas and G.E. Capital. Mr. Smith holds a Bachelor of Science degree in finance from Louisiana State University, and also serves as a member of our audit and compensation committees.

          Dewain V. Hill. Mr. Hill joined our board of directors on June 15, 2000. Mr. Hill has over 25 years of experience in the banking industry. Since 1996, he has served as Chief Credit Officer, now Managing Executive, at Northern Trust Bank of Texas, N.A. From 1989 until 1996, he served as the President of Bent Tree National Bank of Dallas, Texas. Mr. Hill holds a Bachelor of Arts degree from Texas Christian University, and also serves as a member of our audit and compensation committees.

Our directors serve one-year terms, and must stand for re-election each year at the annual meeting of our stockholders.

Audit Committee Financial Expert

          None of the members of our audit committee meet the definition of "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission. We have not retained an audit committee financial expert to serve on our audit committee because we do not believe that we can do so without undue cost and expense. Moreover, we believe that the present members of our audit committee have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and any of our other equity securities. Based solely upon our review of the copies of such forms received by us, we believe that all such reports were submitted on a timely basis during the year ended September 30, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers

          The following table shows the compensation of the named executive officers of the company for the fiscal years ended September 30, 2004 and 2003. We did not make awards of restricted stock or stock appreciation rights or make any type of long-term incentive plan payments during any of these fiscal years.

Summary Compensation Table
	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Other Annual Compensation.	Number of Securities Underlying Options/SARs	All Other Compensation

Michael E. Montgomery(1) President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	2004 2003	$120,000 $120,000	$3,600 $3,600	-0- -0-	-0- -0-	-0- -0-

(1) In August 2000, our Board of Directors approved a deferred compensation plan for Mr. Montgomery. Under the terms of the plan, Mr. Montgomery is now permitted to defer up to 50% of his yearly base salary. Mr. Montgomery deferred payment of $35,000 of salary for fiscal 2002 (shown in 2002 compensation) which was paid in fiscal 2003. Bonus compensation includes amounts matched by us pursuant to our 401K retirement plan.

          The preceding table shows all cash compensation paid or to be paid by us, as well as certain other non-cash compensation paid or accrued, during the fiscal years indicated, to our named executive officers in all capacities in which they served.

We did not grant any stock options to our named executive officers during the fiscal year ended September 30, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Michael E. Montgomery	---	---	40,000/0	$0/0

Compensation of Directors

          We have not made any standard arrangements which entitle our directors to receive cash retainers or meeting fees for their board or committee service. However, we paid each of our non-employee directors a fee of $300 for their board service during fiscal 2004. On November 1, 2000, we granted each of our non-executive directors an option to purchase up to 20,000 shares of our common stock at $1.60 per share. The terms of the option grants provide that all of the options are immediately exercisable, but the underlying shares of common stock are subject to vesting restrictions. One-fourth of the shares of common stock underlying these options vested on the date of grant, with an additional one thirty-sixth (1/36) of the remaining portion vesting in 36 equal installments beginning on December 31, 2000. All unexercised options, as well as all unvested shares of underlying common stock, are forfeited in the event that the director's service on our board of directors is terminated. Additionally, we reimburse our directors for travel, lodging and related expenses that they may occur in attending board of directors and committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

          The following table shows the beneficial ownership of our common stock as of December 15, 2004 for (1) our directors, (2) our executive officers who are listed in the Summary Compensation Table, (3) our directors and executive officers as a group and (4) beneficial owners of 5% or more of our common stock:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Approximate Percentage Of Common Stock

Officers and Directors:

Michael E. Montgomery 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	3,566,544 (1)	71.3%

Harold H. Ginsburg 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	22,510 (2)	(3)

Kenneth R. Smith 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	27,510 (2)	(3)

Dewain V. Hill 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	22,510 (2)	(3)

All executive officers and directors as a group (5 persons)	3,669,074	72.4%

Five Percent Stockholders (4)

Faye C. Briggs 12076 Tavel Circle Dallas, Texas 75230	3,566,544 (5)	71.3%
(1)

Includes (a) 2,097,972 shares of common stock owned of record by Mr. Montgomery, (b) 40,000 shares of common stock that may be purchased by Mr. Montgomery pursuant to employee stock options within 60 days of December 31, 2004, (c) 50,000 shares of our Series A preferred stock owned by Mr. Montgomery that is convertible into 714,286 shares of common stock at the option of Mr. Montgomery and (d) 50,000 shares of Series A preferred stock owned by Faye C. Briggs, Montgomery's mother, that are convertible into 714,286 shares of common stock at the option of Ms. Briggs. The holdings of Ms. Briggs are included in the number of shares reported as Mr. Montgomery and Ms. Briggs may be deemed to constitute a "group" pursuant to Rule 13d-5(b)(1) promulgated under the Securities Exchange Act of 1934, as amended. Mr. Montgomery disclaims the beneficial ownership of the shares of Series A preferred stock and underlying shares of common stock held by Ms. Briggs.

(2)	Includes options to purchase 20,000 shares of common stock
(3)	Less than 1%.
(4)	Does not include Mr. Montgomery, whose share ownership data is shown above under "Officers and Directors".
(5)

Includes (a) 50,000 shares of our Series A preferred stock owned of record by Ms. Briggs that are convertible into 714,286 shares of common stock at the option of Ms. Briggs and (b) an additional 2,852,258 shares of common stock beneficially owned by Mr. Montgomery. The holdings of Mr. Montgomery are included in the number of shares reported as Mr. Montgomery and Ms. Briggs may be deemed to constitute a "group" pursuant to Rule 13d-5(b)(1) promulgated under the Securities Exchange Act of 1934, as amended. Ms. Briggs disclaims the beneficial ownership of such shares of common stock beneficially owned by Mr. Montgomery.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Michael E. Montgomery

          We currently share or sublease office space with Montgomery Petroleum, Inc. ("MPI"), a company owned by our Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, Michael E. Montgomery. We also share office supplies, personnel, and various services with MPI and other entities owned by Mr. Montgomery. All such activities are billed to or by us at actual rates incurred. For the years ended September 30, 2004 and 2003, we were billed $141,000 and $91,400, respectively for services provided by MPI, and, for the year ended September 30, 2004 we billed MPI and other Montgomery entities $48,000 for office services that we provided. Net amounts of $97,600 and $58,300, respectively, were included as components of our general and administrative expenses in the accompanying statements of operations. At September 30, 2004, accounts payable included $51,200 payable to Montgomery related entities and accounts receivable included $34,500 due from entities owned by Mr. Montgomery for oil and natural gas joint interest billings and office services.

          During the second and third quarters of fiscal 2003, we entered into farmout arrangements with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involved three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County, Texas. MBOE agreed to pay 100% of the costs of these workovers to earn an eventual assignment of 50% of the working interests to these wells. We have completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Until MBOE has recovered the costs of these workovers, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After MBOE has recovered the costs of the workovers, we will assign 50% of our working interests in these wells to MBOE. No additional farmout arrangements were added in fiscal 2004.

Mr. Michael E. Montgomery and Mr. Kenneth R. Smith

          Mr. Montgomery and another board member, Mr. Smith, are partners in Rio Coil, LP which is a well service company based in Abilene, Texas. We used their coil tubing and nitrogen services on several of our wells in Texas and Oklahoma during fiscal 2004 and were billed a total of $191,000. Accounts payable at September 30, 2004 included $32,500 payable to Rio Coil LP.

ITEM 13. EXHIBITS

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

3.6

Certificate of Amendment of Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 14, 2004, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above).

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).
4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.6 above)

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

10.7	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

23.1	Consent of Hein & Associates, LLP, independent accountants (filed herewith).

23.2	Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers (filed herewith).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The following table summarizes the fees paid or payable to Hein & Associates LLP for services rendered for the fiscal years ended September 30, 2003 and September 30, 2004:

Type of Fees	Fiscal Year Ended September 30, 2003	Fiscal Year Ended September 30, 2004

Audit Fees	$ 28,500	$ 19,166

Audit-Related Fees	1,800	-0-

Tax Fees	7,500	8,534

All Other Fees	400	400

Total Fees	$ 38,200	$ 28,100

          The caption "audit fees" are fees we paid Hein & Associates for professional services for the audit of our financial statements included in our Form 10-KSB and review of financial statements included our Form 10-QSBs, or for services that are usually provided by an auditor in connection with statutory and regulatory filings and engagements. "Audit-related fees" are fees billed by Hein & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. "Tax fees" are fees for tax compliance, tax advice and tax planning. All other fees are fees billed by Hein & Associates for any services not included in the first three categories.

          Our audit committee has not adopted "pre-approval policies and procedures," as such term is used in Rule 2-01(c)(7)(i) of Regulation S-X promulgated by the Securities and Exchange Commission ("Regulation S-X"), for the provision of non-audit services to us by Hein & Associates. None of the services represented by the fees set forth in the above table were provided in accordance with the "de minimus" exception to audit committee approval that appears in Rule 2-01(c)(7)(i)(C) of Regulation S-X.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC.

Date: December 29, 2004	By: /s/ Michael E. Montgomery
Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2004
President, Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer), Chairman of the. Board and Director

Date: December 29, 2004	By: /s/ Dewain V. Hill
Dewain V. Hill Director

Date: December 29, 2004	By: /s/ Harold H. Ginsburg
Harold H. Ginsburg Director

Date: December 29, 2004	By: /s/ Kenneth R. Smith
Kenneth R. Smith Director

APPENDIX "A"
FINANCIAL STATEMENTS
Trek Resources, Inc.

INDEX TO FINANCIAL STATEMENTS

Contents

Audited Financial Statements, Years ended September 30, 2004 and 2003:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trek Resources, Inc.

We have audited the accompanying balance sheets of Trek Resources, Inc. as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trek Resources, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP
Dallas, Texas
December 15, 2004

Trek Resources, Inc.

Balance Sheet

	September 30,	September 30,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$1,357,741	$1,044,306
Accounts receivable, net of allowance of $10,045 at September 30, 2004 and 2003	1,256,714	1,069,032
Prepaid assets	92,989	127,456
Total current assets	2,707,444	2,240,794

Property and equipment at cost:
Oil and gas properties, full cost method of accounting	20,980,335	18,588,389
Other	156,197	142,043
	21,136,532	18,730,432
Less accumulated depreciation and depletion	7,668,664	6,349,397
Net property and equipment	13,467,868	12,381,035

Other assets	137,626	137,626
Total assets	$ 16,312,938	$ 14,759,455

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 716,711	$ 633,538
Accrued liabilities	1,001,838	732,918
Drilling advances	6,412	7,804
Total current liabilities	1,724,961	1,374,260

Long-term asset retirement obligation	1,205,405	1,158,468
Long-term debt	7,900,000	8,800,000

Commitments and contingencies (Note 11)	-	-

Stockholders' equity:
Preferred Stock, $0.01 par value; 400,000 shares authorized;
Series A, 100,000 shares designated; 100,000 shares issued and outstanding; liquidation preference of $1,017,500	1,000	1,000
Common stock, $0.10 par value; 15,000,000 shares authorized;
3,536,439 shares issued	353,673	353,673
Additional paid-in capital	8,442,280	8,403,560
Accumulated deficit	(3,314,381)	(5,331,506)
Total stockholders' equity	5,482,572	3,426,727
Total liabilities and stockholders' equity	$ 16,312,938	$ 14,759,455

See accompanying notes.

F-3
Trek Resources, Inc.

Statements of Operations

	2004	2003
Revenues - oil and gas sales	$ 8,881,898	$ 8,078,066

Costs and expenses:
Lease operating expenses	3,982,025	3,800,535
General and administrative	1,080,334	943,124
Depreciation, depletion, and amortization	1,319,267	1,148,772
Total costs and expenses	6,381,626	5,892,431
Income from operations	2,500,272	2,185,635

Other income (expense):
Interest expense	(425,930)	(504,569)
Gain in fair value of derivatives of $276,384,
net of settlement losses of $492,583	-	(216,199)
Other	12,783	(78,547)
Total other income (expense)	(413,147)	(799,315)
Income before accounting change	2,087,125	1,386,320

Cumulative effect of accounting change	-	(59,610)

Net Income	$ 2,087,125	$ 1,326,710
Preferred Dividends	70,000	58,137
Net Income available to common shareholders	$ 2,017,125	$ 1,268,573

Weighted average common shares outstanding
Basic	3,536,469	3,536,469
Diluted	4,966,914	4,965,040
Income before accounting change per share:
Basic	$ .57	$ .38
Diluted	$ .42	$ .28
Cumulative effect of accounting change per share:
Basic	$ -	$ (.02)
Diluted	$ -	$ (.01)
Net income per share available to common shareholders
Basic	$ .57	$ .36
Diluted	$ .42	$ .27

See accompanying notes

Trek Resources, Inc.

Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2002	-	-	3,536,469	353,673	7,462,407	(6,600,079)	1,216,001
Issuance of Preferred Stock, net of issuance costs	100,000	1,000	-	-	941,153	-	942,153
Dividends on Preferred Stock	-	-	-	-	-	(58,137)	(58,137)
Net income	-	-	-	-	-	1,326,710	1,326,710
Balance at September 30, 2003	100,000	1,000	3,536,469	353,673	8,403,560	(5,331,506)	3,426,727
Compensation costs - Options	-	-	-	-	38,720	-	38,720
Dividends on Preferred Stock	-	-	-	-	-	(70,000)	(70,000)
Net income	-	-	-	-	-	2,087,125	2,087,125
Balance at September 30, 2004	100,000	$ 1,000	3,536,469	$ 353,673	$8,442,280	$(3,314,381)	$5,482,572

See accompanying notes.

Trek Resources, Inc.
Statements of Cash Flows
Years ended September 30, 2004 and 2003

	2004	2003
Operating Activities
Net income	$ 2,087,125	$ 1,326,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,319,267	1,148,772
Change in fair value of derivatives	-	(276,387)
Cumulative effect of accounting change	-	59,610
Accretion of asset retirement obligation	120,933	113,604
Amortization of deferred financing costs	23,178	17,108
Compensation cost of stock options	38,720	-
(Gain) loss on settlement of asset retirement obligations	(33,268)	(67,899)
Changes in working capital:
Accounts receivable	(187,682)	(281,792)
Accounts payable and accrued liabilities	381,769	236,543
Drilling advances	(1,392)	5,776
Prepaids and other assets	11,289	(20,907)
Net cash provided by operating activities	3,759,939	2,261,138
Investing Activities
Additions and purchases of oil and gas properties	(2,470,561)	(633,552)
Settlements of ARO	(75,115)	-
Proceeds from sale of oil and gas properties	83,326	69,948
Additions to other property and equipment	(14,154)	(3,611)
Increase in certificates of deposit	-	(35,000)
Net cash used by investing activities	(2,476,504)	(602,215)
Financing Activities
Proceeds from long-term borrowings, net of
deferred financing costs	-	9,284,726
Repayments of long-term debt	(900,000)	(11,291,600)
Preferred stock dividends	(70,000)	(40,637)
Proceeds from issuance of preferred stock, net	-	942,153
Net cash used by financing activities	(970,000)	(1,105,358)

Net change in cash and cash equivalents	313,435	553,565
Cash and cash equivalents at beginning of year	1,044,306	490,741
Cash and cash equivalents at end of year	$ 1,357,741	$ 1,044,306
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 425,920	$ 504,569

Trek Resources, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

General

Trek Resources, Inc. ("Trek" or the "Company"), is a Dallas-based domestic oil and gas acquisition, exploration, and production company with oil and gas assets principally in Texas and Oklahoma. As of September 30, 2004 the Company operated approximately 317 oil and gas wells.

Basis of Accounting and Revenue Recognition

It is the Company's policy to prepare its financial statements using the accrual method of accounting in accordance with generally accepted accounting principles. Receipts are recorded as revenue during the period in which they are earned and expenses are recognized during the period in which the related liability is incurred.

Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves; the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at September 30, 2004 and 2003.

Reclassifications

 The balance sheet as of September 30, 2003, reflects a reclassification of $7,804 from accounts payable and accrued liabilities to drilling advances to conform with the September 30, 2004 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, which at September 30, 2004 and 2003 were comprised of various bank operating accounts. Such investments are stated at cost, which approximates market value.

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

On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. Such cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005.

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

In September 2002, the Board of Directors approved the re-pricing of certain stock option grants to $1.10 per option for certain employees and executive officers effective October 1, 2002. These repriced options, until exercised or forfeited, are subject to variable accounting at each reporting period. Compensation cost of $39,000 was recorded in fiscal 2004 since the market price of the Company's common stock exceeded the exercise price of the options during the period since October 1, 2003. No compensation cost was recorded in fiscal 2003 since the market price of the stock was less than the exercise price of the options during the period.

As of September 30, 2004, a total of 136,000 stock options were outstanding, of which 136,000 shares were vested.

Stock option transactions in the Company's plan are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at October 1, 2002	160,000	$1.35
Granted	-	-
Forfeited	(20,000)	$1.10
Exercised	-	-
Balance at September 30, 2003	140,000	$1.39
Granted	-	-
Forfeited	(4,000)	$1.10
Exercised	-	-
Balance at September 30, 2004	136,000	$1.39
Exercisable at end of period	136,000	$1.39

The following table summarizes the stock options outstanding as of September 30, 2004:
Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Live (Years)	Number Vested
$1.60	80,000	6.09	80,000
$1.10	20,000	6.09	20,000
$1.10	24,000	6.25	24,000
$1.10	12,000	7.00	12,000

	136,000	6.21

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

Had compensation costs for options granted to the Company's employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Twelve Months Ended
	September 30,
	2004	2003
Pro forma impact of fair value method:
Income applicable to common shares, as reported	$2,017,125	$1,268,573
Stock-based compensation costs included in reported
Net income, net of related tax	38,720	-
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	(2,752)	(30,454)
Pro-forma income applicable to common shares under
the fair-value method	$2,053,093	$1,238,119
Earnings per common share
Basic earnings per share reported	$ 0.57	$ 0.36
Diluted earnings per share reported	$ 0.42	$ 0.27
Pro-forma basic earnings per share under the fair value method	$ 0.58	$ 0.35
Pro-forma diluted earnings per share under the fair value method	$ 0.41	$ 0.25

The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: 60% volatility, no dividend payouts expected, expected option life of five years, and a risk-free interest rate averaging 6%. The weighted average fair value of options granted in the year ended September 30, 2002 was $0.60. No options were granted in the years ended September 30, 2003 and September 30, 2004.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

In September 2004, the SEC issued SAB 106. SAB 106 addresses the application of SFAS 143 to companies that follow the full cost method of accounting for oil and gas property acquisition, exploration and development costs. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation and companies should estimate the amount of dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves and include those amounts in the costs to be amortized. The Company adopted SAB 106 for purposes of the full cost ceiling and depreciation calculation at September 30, 2004. The adoption of SAB 106 did not have any impact on the Company's financial statements and did not have a material effect on the results of the ceiling test calculation.

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

Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil ("WTI") traded on the New York Mercantile Exchange ("NYMEX"). Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. Settlement gains or losses on financial market transactions are shown net as a component of gains (losses) in fair value of derivatives in the accompanying statements of operations for September 30, 2003. No derivatives were in place in fiscal 2004.

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

Asset Retirement Obligation

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

As a result of adoption of this statement, the Company recorded a current asset retirement obligation ("ARO") of $80,000, a long term ARO of $1,099,000 and capitalized $962,000 to the full cost pool. The Company recorded a net decrease to accumulated depletion of $156,000 representing the net amount of depletion that would have been recognized to date on the ARO from the date of acquisition, offset by the amount of excess depletion that has been recognized since acquisition resulting from the exclusion of the salvage value of well equipment from depletion estimates. The net effect of this depletion recapture and the estimated accretion expense of $216,000 that would have been recognized from the date of acquisition through the date of adoption appear in the statement of operations as a cumulative effect of change in accounting principle of approximately $60,000 in the year ended September 30, 2003.

The following table shows the changes in the balance of the ARO during fiscal year 2004.

	Year Ended September 30, 2004	Year Ended September 30, 2003

Asset retirement obligation beginning of period	$1,210,000	$1,179,000
Asset retirement accretion expense	121,000	114,000
Gain on settlement of retirement obligation	(33,000)	-
Additions to retirement obligation	4,000	-
Less: plugging cost	(75,000)	(83,000)

Asset retirement obligation end of period	$1,227,000	$1,210,000
Based on the expected timing of payments, $21,000 and $1,206,000 are classified as current and long-term, respectively at September 30, 2004.

2. Other Property and Equipment

At September 30, 2004 and 2003, other property and equipment consisted of the following:

	2004	2003

Automobiles & Equipment	$ 29,185	$ 29,185
Office equipment	87,407	73,253
Leasehold improvements	39,605	39,605
	156,197	142,043
Less accumulated depreciation	(135,884)	(103,068)
Net other property and equipment	$ 20,313	$ 38,975

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

On May 28, 2003, the initial funding of the new credit facility was $9,351,600. The outstanding balance on September 30, 2004 was $7,900,000 reflecting principal repayments of $900,000 during the fiscal year 2004, and $551,600 during last four months of the fiscal year 2003.

The borrowing base under the new credit facility was initially set at $11,000,000 and is subject to semi-annual re-determination in March and September of each year. The Company has been notified that the borrowing base is $11,000,000 as of September 30, 2004. The Company will pay interest on its borrowings under the new credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. At September 30, 2004 the Company was in compliance with these covenants. The new credit facility is secured by a lien on approximately 80% of Trek's oil and natural gas properties and matures on April 30, 2006.

4. Employee Benefits

Deferred Compensation Plans

In November 2000, the Company adopted a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting certain service requirements. Under the plan, employees may elect to defer up to 15% of compensation, subject to the Internal Revenue Service limits. The plan requires that the Company match 50% of employee deferrals up to 6% of compensation, subject to a five-year vesting period. The plan also allows discretionary employer profit sharing contributions. During the year ended September 30, 2004 and 2003, the Company contributed $11,745 and $11,990 respectively to the plan.

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

Each share of Series A preferred stock may be converted into the number of shares of the Company's common stock equal to the stated value of the Series A preferred stock ($10.00) divided by an applicable conversion rate, which is currently $.70. This conversion right may be exercised at the option of the holder. Additionally, holders of Trek's Series A preferred stock are entitled to receive a preferential dividend payment equal to 7% per annum of the $10.00 per share stated value of the Series A preferred stock before the Company may pay dividends to holders of its common stock. The Company may choose to pay this dividend in cash or by issuing additional shares of common stock. Holders of Series A preferred stock are entitled to a liquidation preference of $10.00 per share plus accumulated unpaid dividends (a total of $1,017,500 at September 30, 2004) and participate in voting on all matters submitted to Trek's holders of common stock. The number of votes entitled to be cast by each share of Series A preferred stock on any matter is equal to the number of shares of common stock into which the shares of Series A preferred stock could be converted as of the record date for the stockholders' meeting.

At the Company's annual meeting of stockholders held on February 20, 2003 the Company's stockholders approved an amendment to the Company's certificate of incorporation, which effected a reverse stock split of the outstanding shares of common stock whereby every ten shares of outstanding common stock was automatically reverse split into one share of common stock outstanding. Additionally, this amendment increased the par value of the common stock from $0.01 to $0.10 per share. It maintained the number of shares of common stock authorized at 50,000,000. At that time the number of authorized shares of preferred stock remained at 20,000,000. At the Company's annual meeting of stockholders held on January 23, 2004 the authorized shares of common and preferred stock were reduced to 15,000,000 and 400,000 shares respectively, based on state tax considerations.

Earnings Per Common Share

The following table reconciles the numerators and denominators of the basic and diluted income loss per share computation for the years ended September 2004 and 2003. The diluted gain per share for the year ended September 2004 includes the assumed conversion of preferred shares, and includes the assumed exercise of the stock options since the inclusion would be dilutive. The diluted gain per share for the year ended September 2003 includes the assumed conversion of preferred shares, and excludes the assumed exercise of the stock options since the inclusion would be anti-dilutive

Earnings Per Common Share	Year Ended September 30,
	2004	2003
Basic earnings per share
Numerator:
Net income (loss)	$2,087,125	$1,326,710
Less: dividends on preferred shares	(70,000)	(58,137)
Net income available to common shareholders	$2,017,125	$1,268,573

Denominator -
Common shares outstanding	3,536,469	3,536,469

Basic earnings per share	$ 0.57	$ 0.36

Diluted earnings per share
Numerator:
Net income	$2,087,125	$1,326,710
Less: dividends on preferred shares	-	-
Net income available to common shareholders	$2,087,125	$1,326,710

Denominator:
Common shares outstanding	3,536,469	3,536,469
Common stock options and warrants	1,874	-
Conversion of preferred shares	1,428,571	1,428,571
	4,966,914	4,965,040

Diluted earnings per share	$ 0.42	$ 0.27

6. Fair Value of Financial Instruments

At September 30, 2004 and 2003, the Company's financial instruments included cash equivalents, accounts receivable, certificates of deposit maturing in excess of three months, debt and financial market transactions. The fair values of the Company's financial instruments approximated carrying values at September 30, 2004 and 2003. The carrying amount associated with certificates of deposit maturing in excess of three months was $ 106,791 as of September 30, 2004 and 2003. The certificates of deposit were classified as other assets in the accompanying balance sheets at those dates.

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

For the year ended September 30, 2004, none of the Company's revenue was hedged. At September 30, 2003, Trek had no open derivative positions remaining.

8. Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist of cash equivalents, certificates of deposit maturing in excess of three months, accounts receivable, and financial market transactions. However, the Company places such instruments with credit-quality financial institutions and, therefore, its risk of incurring losses is considered to be remote. At September 30, 2004 and 2003, cash equivalents and certificates of deposit maturing in excess of three months amounted to $1,464,407 and $1,150,972, respectively. Of these amounts, $200,868 and $183,237, respectively, were covered by federal depository insurance. The remaining balances were uninsured.

The Company currently sells its oil and gas production to approximately 40 separate purchasers, of which five accounted for 27%, 15%, 14%, 13%, and 12% of fiscal 2004 sales and, in the aggregate, approximately $698,000 of outstanding accounts receivable at September 30, 2004. During 2003, sales to five purchasers accounted for 25%, 14%, 14%, 13% and 12% of total sales, and represented outstanding accounts receivable of approximately $579,080 at September 30, 2003.

The Company does not believe that the loss of any single purchaser of its crude oil and natural gas, or a joint owner in a property would have a material adverse effect on its operations.

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

A reconciliation of the differences between the Company's applicable statutory tax rate and its effective income tax rate and a schedule showing the significant components of the net deferred tax asset follow:

	2004	2003
Tax provision at statutory tax rate	34%	34%
Increase (decrease) resulting from:
Net change in valuation allowance	(39)	(39)
State and local taxes	5	5
Effective tax rate	- %	- %

Deferred tax asset:
Difference in basis of oil and gas properties	(974,000)	32,000
Net operating loss carryforward	2,255,000	2,365,000
Other	9,000	13,000
Gross deferred tax asset	1,290,000	2,410,000
Less valuation allowance	(1,290,000)	(2,410,000)
Net deferred tax asset	$ -	$ -

Due to a lack of earnings history, it cannot be determined that the deferred tax assets will more likely than not be realized. As a result, offsetting valuation allowances of $1,290,000 and $2,410,000 have been recorded at September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, the Company had net operating loss carryforwards for tax purposes of approximately $6,094,000 and $6,100,000, respectively, that are available to offset future income tax liabilities, subject to certain limitations. If not previously utilized, these net operating losses principally expire in 2009 through 2021.

10. Related Party Transactions

The Company currently shares or subleases office space from Montgomery Petroleum, Inc. ("MPI"), a company owned by its President. They also share office supplies, personnel, and various services with MPI and other Montgomery entities (also owned by Trek's President). All such activities are billed to or by the Company at actual rates incurred. For the years ended September 30, 2004 and 2003, the Company was billed $141,000 and $91,400, respectively for services provided by MPI, and, for the year ended September 30, 2004, the Company billed MPI and other Montgomery entities $48,000 for office services that the Company provided. Net amounts of $97,600 and $58,300, respectively, were included as components of general and administrative expenses in the accompanying statements of operations. At September 30, 2004 accounts payable included $51,200 payable to Montgomery entities and accounts receivable included $34,500 due from Montgomery entities, for oil and natural gas joint interest billings and office services.

Mr. Montgomery and another board member, Mr. Smith, are partners in Rio Coil, LP which is a well service company based in Abilene, Texas. We used their coil tubing and nitrogen services on several of our wells in Texas and Oklahoma during fiscal 2004 and were billed a total of $191,000. Accounts payable at September 30, 2004 included $32,500 payable to Rio Coil LP.

During the second and third quarters of fiscal 2003, we entered into farmout arrangements with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involved three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County, Texas. MBOE agreed to pay 100% of the costs of these workovers to earn an eventual assignment of 50% of the working interests to these wells. We have completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Until MBOE has recovered the costs of these workovers, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After MBOE has recovered the costs of the workovers, we will assign 50% of our working interests in these wells to MBOE. No additional farmout arrangements were added in fiscal 2004.

11. Commitments and Contingencies

In the course of its business affairs and operations, the Company is subject to possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation. There are no litigation matters as of September 30, 2004 that the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

The Company is committed to leases for office space at $4,100 per month through May 2006. Lease expense for the years ended September 30, 2004 and 2003, amounted to $47,000 and $56,000 respectively.

12. Oil and Gas Data Producing Activities

The following tables provide additional information about the Company's oil and gas producing activities.

Results of Operations

The results of operations for oil and gas producing activities for the years ended September 30, considering direct costs only, are as follows:

	2004	2003

Revenues	$ 8,881,898	$ 8,078,066
Costs and expenses:
Lease operating expenses	(3,982,025)	(3,800,535)
General and administrative expenses	(1,080,334)	(943,124)
Depletion	(1,319,267)	(1,148,772)
Income taxes	-	-
Results of operations	$ 2,500,272	$ 2,185,635

Costs Incurred and Capitalized Costs

Costs incurred in connection with oil and gas acquisition, exploration, and development activities and related capitalized costs for the years ended September 30 are as follows:

	2004	2003
Costs incurred:
Property acquisition	$ 400,656	$ 14,827
Exploration	-	-
Development	2,050,520	618,725
Depletion per equivalent barrel of production	$ 4.93	$ 4.19
Cost of properties at year-end:
Unproved oil and gas properties	112,169	92,236
Proved oil and gas properties	20,868,166	18,496,153
Accumulated depletion and depreciation	$ 7,532,780	$ 6,246,330

Oil and Gas Reserve Data (Unaudited)

The following tables present the Company's estimates of its proved oil and gas reserves as prepared by LaRoche Petroleum Consultants, Ltd., the Company's independent petroleum engineers, as of September 30, 2004 and 2003. The Company emphasizes that reserve estimates are approximate and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced.

		Natural
	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves as of September 30, 2002	1,569,250	10,442,080
Extensions and discoveries	148,062	2,152,902
Revisions of previous estimates	(183,145)	(508,020)
Purchases of reserves in place	630	119,385
Production	(139,071)	(812,475)
Proved reserves as of September 30, 2003	1,395,726	11,393,872
Extensions and discoveries	65	92,720
Revisions of previous estimates	177,066	(1,063,803)
Purchases of reserves in place	230	313,852
Production	(137,153)	(742,350)
Proved reserves as of September 30, 2004	1,435,934	9,994,291
Proved developed reserves:
September 30, 2003	1,226,556	9,787,870
September 30, 2004	1,316,473	8,927,814

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein (Unaudited)

The following table presents a standardized measure of discounted future net cash inflows associated with the Company's net proved oil and gas reserves at September 30, 2004 and 2003, discounted at an annual rate of 10%. The future cash inflows were calculated in accordance with Securities and Exchange Commission guidelines. Weighted average prices used in calculating the future cash inflows were $46.25 and $29.20 per Bbl for oil and $6.24 and $4.83 per Mcf for natural gas at September 30, 2004 and 2003, respectively. These prices were applied to the Company's estimated quantities of proved reserves at each year-end.

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

	2004	2003
Future cash inflows	$132,627,000	$ 93,451,000
Future production costs	(56,134,000)	(35,399,000)
Future development costs	(3,785,000)	(4,866,000)
Future income tax expenses	(18,681,000)	(11,769,000)
Future net cash flows	54,027,000	41,417,000
10% annual discount for estimated timing
of cash flows	(24,365,000)	(18,863,000)
Standardized measure of discounted future net
cash flows for proved oil and gas reserves	$ 29,662,000	$ 22,554,000

Changes in the standardized measure of discounted future net cash inflows for the years ended September 30 are as follows:

F-18

	2004	2003
Beginning of year	$22,554,000	$ 21,174,000
Increase (decrease) due to:
Sales of oil and gas produced, net of
production costs	(4,979,000)	(4,278,000)
Net changes in prices and production costs	11,055,000	1,150,000
Net change in development costs	868,000	(2,690,000)
Extensions and discoveries	1,676,000	13,758,000
Net changes from purchases and sales of
minerals in place:
Purchases	1,630,000	560,000
Sales	-	(37,000)
Revisions of previous quantity estimates	2,908,000	(4,501,000)
Net change in income taxes	(3,795,000)	(465,000)
Accretion of discount	(2,255,000)	(2,117,000)
Net increase	7,108,000	1,380,000
End of year	$29,662,000	$22,554,000

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

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

3.6

Certificate of Amendment of Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on May 14, 2004, and incorporated herein by reference).

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above).

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).
4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.6 above)

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

10.7	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

23.1	Consent of Hein & Associates, LLP, independent accountants (filed herewith).

23.2	Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers (filed herewith).

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