Form 10QSB
period 2004-12-31
TREK RESOURCES INC
filed 2005-02-18
CIK 1133932

____________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
----------------------

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares
Title of each Class	Outstanding at February 18, 2004
Common Stock, par value $0.10 per share	3,536,469

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TREK RESOURCES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Balance Sheets - December 31, 2004 and September 30, 2004
Condensed Statements of Operations - Three months ended December 31, 2004 and 2003
Condensed Statements of Cash Flows - Three months ended December 31, 2004 and 2003
Notes to Condensed Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

PART I

ITEM 1. FINANCIAL STATEMENTS.

Trek Resources, Inc.
Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2004	2004
Assets
Current assets:
Cash	$ 1,451,016	$ 1,357,741
Accounts receivable, net	1,533,811	1,256,714
Other	208,987	92,989
Total current assets	3,193,814	2,707,444

Property and equipment, at cost, based on the full
cost method of accounting, less accumulated
depreciation and depletion of $8,008,886 and
$7,668,664 at December 31, 2004 and
September 30, 2004, respectively	13,678,080	13,467,868

Other assets	137,626	137,626

Total assets	$ 17,009,520	$ 16,312,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,285,599	$ 716,711
Accrued liabilities	792,659	1,001,838
Drilling advances	92,697	6,412
Total current liabilities	2,170,955	1,724,961

Long-term debt	7,500,000	7,900,000
Long-term asset retirement obligation	1,208,172	1,205,405
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value	1,000	1,000
Common stock, $0.10 par value	353,673	353,673
Additional paid-in capital	8,443,600	8,442,280
Accumulated deficit	(2,667,880)	(3,314,381)
Total stockholders' equity	6,130,393	5,482,572
Total liabilities and stockholders' equity	$ 17,009,520	$ 16,312,938

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Operations
(Unaudited)

Three months ended
December 31,

	2004	2003

Revenues - oil and gas sales	$ 2,769,471	$ 2,022,435

Costs and expenses:
Lease operating expenses	1,317,080	952,417
General and administrative	332,930	255,775
Depreciation, depletion and amortization	340,221	340,154
Total costs and expenses	1,990,231	1,548,346

Income from operations	779,240	474,089

Other income (expenses):
Interest expense	(118,445)	(108,222)
Other	3,206	3,496
Total other income (expenses)	(115,239)	(104,726)

Net Income	664,001	369,363
Preferred Dividends	(17,500)	(17,500)
Net Income available to common shareholders	$ 646,501	$ 351,863

Weighted average common shares outstanding
Basic	3,536,469	3,536,469
Diluted	4,995,940	4,965,040

Net income per share:
Basic	$ 0.18	$ 0.10
Diluted	$ 0.13	$ 0.07

See accompanying notes.

Trek Resources, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2004	2003
Operating Activities
Net income	$ 664,001	$ 369,363
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation, depletion and amortization	340,221	340,154
Accretion Expense per SFAS No. 143	27,086	30,240
Amortization of deferred financing costs	6,465	5,133
Compensation cost of stock options	1,320	-
Non-cash plugging adjustments	(22,497)	-
Changes in working capital:
(Increase) in accounts receivable	(277,097)	(138,821)
Increase (decrease) in accounts payable and accrued
Liabilities	340,388	(285,929)
Increase in drilling advances	86,285	482,227
Decrease (increase) in prepaids and other	(122,463)	10,856
Net cash provided by operating activities	1,043,709	813,223

Investing Activities
Additions to property and equipment	(605,760)	(460,175)
Sales of oil and gas properties	61,174	-
Additions to other property and equipment	(5,848)	(12,354)
Net cash used by investing activities	(550,434)	(472,529)

Financing Activities
Repayments of long-term debt	(400,000)	(300,000)
Net cash used by financing activities	(400,000)	(300,000)

Net increase in cash	93,275	40,694
Cash and cash equivalents at the beginning
of the period	1,357,741	1,044,306
Cash and cash equivalents at the end of the period	$ 1,451,016	$ 1,085,000

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

          Revenues from oil and gas activities are generally recorded using the sales method, net of royalties and net profits interest. Under the sales method, revenues are recorded based on the Company's net revenue interest in production taken for delivery. Whenever deliveries exceed the Company's entitlement, and the cumulative overproduced amount is greater than its share of remaining estimated reserves, the Company recognizes the imbalance as a liability on its balance sheet. A receivable may also be recognized in cases where the remaining reserves of underproduced wells are insufficient to settle imbalances. The Company's proved reserves may be subject to adjustment in the case of producer imbalances. Imbalances were not significant at December 31, 2004 or September 30, 2004.

Risk Management

          The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, floors or collars, which are all placed with major financial institutions.

          The Company applies Statement of Financial Accounting Standards "SFAS" No. 133, Accounting for Derivative Instruments and Hedging Activities, which has established accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation by the Company.

          Oil and gas sales by the Company are normally priced with reference to a defined benchmark, such as light, sweet West Texas Intermediate Crude Oil ("WTI") traded on the New York Mercantile Exchange ("NYMEX"). Actual prices received vary from this benchmark depending on quality and location differentials. From time to time it is the Company's policy to use financial market hedges and other transactions with creditworthy counterparties to reduce risk associated with the pricing of a portion of the oil and gas that it sells. The Company does not enter into such transactions for trading purposes. The Company had no derivatives in place in the first quarter of fiscal 2005.

Recent Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board, "FASB" published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

          In September 2004, the SEC issued a Staff Accounting Bulletin "SAB" 106. SAB 106 addresses the application of SFAS 143 to companies that follow the full cost method of accounting for oil and gas property acquisition, exploration and development costs. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation and companies should estimate the amount of dismantlement and abandonment costs that will be incurred as a result of future development activities on proved reserves and include those amounts in the costs to be amortized. The Company adopted SAB 106 for purposes of the full cost ceiling and depreciation calculation at September 30, 2004. The adoption of SAB 106 did not have any impact on the Company's financial statements and did not have a material effect on the results of the ceiling test calculation.

Asset Retirement Obligations

The following table shows the changes in the balance of the ARO during fiscal year 2005.

Three months ended December 31, 2004

Asset retirement obligation September 30, 2004	$ 1,226,000
Asset retirement accretion expense	27,000
Less: settlement plugging cost	(22,000)

Asset retirement obligation at December 31, 2004	$ 1,231,000

Based on the expected timing of payments, $23,000 and $1,208,000 are classifies as current and long-term, respectively.

Long-Term Debt

          On May 28, 2003, the Company entered into a loan agreement with Wells Fargo Bank Texas, National Association ("Wells Fargo"), for a secured credit facility that permits the Company to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This credit facility was entered into to repay the amounts advanced to the Company under its previous credit facility with Compass Bank. The Compass Bank facility was repaid in full on May 28, 2003 upon the funding of the new loan.

          On May 28, 2003, the initial funding of the credit facility was $9,351,600. The outstanding balance on December 31, 2004 was $7,500,000 reflecting principal repayments of $400,000 during the first three months of the fiscal year.

          The borrowing base under the credit facility was initially set at $11,000,000 and is subject to semi-annual re-determination in March and September of each year. The Company's borrowing base is currently set at $11,000,000. The Company will pay interest on its borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% or Wells Fargo's prime rate of interest plus 0.5%. At no time may the Company have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. Under the terms of the facility, the Company is required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. At December 31, 2004, the Company was in compliance with these covenants. The new credit facility is secured by a lien on approximately 80% of Trek's oil and natural gas properties and matures on April 30, 2006.

Our Dividend Policy

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

Income per Common Share

          The following table reconciles the numerators and denominators of the basic and diluted income per share computation for the three months ended December 31, 2004 and 2003. The diluted income per share for the three months ended December 31, 2004 includes the assumed conversion of preferred shares, and the assumed conversion of outstanding stock options. In the three months ended December 31, 2003 the diluted income per share included the assumed conversion of preferred shares but excludes the assumed conversion of stock options since the inclusion would be anti-dilutive.

Three Months Ended
December 31,

	2004	2003
Basic earnings per share
Numerator:
Net income	$ 664,001	$ 369,363
Less: dividends on preferred shares	(17,500)	(17,500)
Net income available to common shareholders	$ 646,501	$ 351,863

Denominator:
Common shares outstanding	3,536,469	3,536,469

Basic earnings per share	$0.18	$0.10

Diluted earnings per share
Numerator:
Net income	$ 664,001	$ 369,363
Less: dividends on preferred shares	-	-
Net income available to common shareholders	$ 664,001	$ 369,363

Denominator:
Common shares outstanding	3,536,469	3,536,469
Common stock options and warrants	30,900	-
Conversion of preferred shares	1,428,571	1,428,571
	4,995,940	4,965,040

Diluted earnings per share	$0.13	$0.07

Stock Option Plan

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

          Had compensation costs for options granted to the Company's employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three months ended
	December 31,
	2004	2003
Pro forma impact of fair value method:
Income applicable to common shares, as reported	$646,501	$351,863
Stock-based compensation costs included in reported
Net income, net of related tax	1,320	-
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	-	(826)
Pro-forma income applicable to common shares under
the fair-value method	$647,821	$351,037
Earnings per common share
Basic earnings per share reported	$ 0.18	$ 0.10
Diluted earnings per share reported	$ 0.13	$ 0.07
Pro-forma basic earnings per share under the fair value method	$ 0.18	$ 0.10
Pro-forma diluted earnings per share under the fair value method	$ 0.13	$ 0.07

Proposed Reverse Stock Split

          On January 10, 2005, the Company's Board of Directors approved an amendment to the Company's certificate of incorporation to effect a 1-for-100 reverse stock split of Trek's common stock. No fractional shares will be issued in the proposed reverse stock split. As approved by the Board of Directors, stockholders who hold less than 100 shares of record of existing common stock on the effective date of the reverse stock split will receive cash in the amount of $2.50 per share of existing pre-reverse split common stock. Stockholders who hold more than 100 shares of record of existing common stock on the effective date of the reverse stock split will receive one share of new common stock for each 100 shares of existing common stock held on the effective date of the reverse split and cash in lieu of any fractional share of new common stock that such holder would otherwise be entitled to receive on the basis of $2.50 per share of existing common stock. The reverse stock split is subject to the approval of the Company's stockholders. Upon completion of the reverse stock split, the Company's common stock would become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended, and would no longer be eligible for trading on the over the counter bulletin board. The Company currently expects to submit the proposed amendment to its certificate of incorporation to effect the reverse stock split to the Company's stockholders for their approval during the third quarter of fiscal year 2005. There can be no assurance this transaction will be approved or completed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

          The statements contained in this report regarding our future financial performance and operating results, business strategy, market prices and other activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements. Among these forward-looking statements are statements regarding our anticipated performance in fiscal 2005.

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

          We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

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

          During the three months ended December 31, 2004, we continued to experience a favorable price environment for our production, which facilitated our ability to enter into arrangements for the drilling of additional wells on our properties. Cash flow from operations served as our primary source of liquidity during this period, and we were able to make additional principal repayments on our credit facility. For the remainder of fiscal 2005, we plan to evaluate additional drilling and expansion activities to the extent that we have sufficient cash flow to do so.

Our Results of Operations

Comparison of the Three Months Ended December 31, 2004 and 2003

          Net income for the three months ending December 31, 2004 was $664,000, or $0.18 per share ($0.13 per share diluted), compared to a net income of $369,000, or $0.10 per share, for the same period in the prior year. Our results of operations for the first quarter of fiscal 2005 were favorably impacted by higher oil and gas prices, offset by lower oil and natural gas volumes, higher lease operating expenses, higher general and administrative expenses, and slightly higher interest expense.

Revenues

          Oil and natural gas sales were $2,769,000 during the three months ended December 31, 2004, compared to $2,022,000 for the comparable period in 2003. This increase was mainly due to higher oil and natural gas prices, offset by decreased oil and natural gas volumes. Average quarterly prices were $47.34 per barrel ("Bbl") of oil and $6.28 per thousand cubic feet ("Mcf") of natural gas for this three month period in fiscal 2005, compared to $30.11 per Bbl and $4.59 per Mcf during the corresponding period in fiscal 2004.

          We sold approximately 33,000 barrels of oil ("MBbls") during the first quarter of fiscal 2005, a decrease from the 37 MBbls of oil we sold during the same period in fiscal 2004. Corresponding natural gas sales for these periods were 191 million cubic feet ("MMcf") in fiscal 2005 and 201 MMcf in fiscal 2004. This lower sales volume was primarily a result of natural declines. During the three months ended December 31, 2004, our production was 51% oil and 49% natural gas on a barrel of oil equivalent basis.

Costs and Expenses

          Our lease operating expenses for the three months ended December 31, 2004 amounted to $1,317,000, a $365,000 increase from the $952,000 of expenses incurred for the same period during 2003. The increase was mainly due to workover expense related to major repairs on several wells in the AWP field in McMullen County Texas in order to improve production. Based on our current projections, we expect workover expenditures to decline during the remainder of fiscal 2005, as we have completed most of our currently scheduled workover activities. Higher production taxes related to higher revenues and plugging expenses contributed to the increase in operating expenses. Direct lease operating expense per equivalent barrel, excluding repairs and workovers, was $12.86 during the quarter ending December 31, 2004, compared to $10.39 for the same period in 2003. This increase in direct lease operating expense is also primarily the result of higher production taxes as well as higher utility bills on our large production units.

          Our general and administrative expenses for the three months ending December 31, 2004 were $333,000, an increase from the $256,000 of expenses incurred during the same period in 2003. The increase mainly reflects higher payroll related expenses as well as legal fees related to the proposed reverse stock split.

Depreciation, depletion and amortization remained relatively stable at $340,000 for the three months ended December 31, 2004 and 2003.

Other Income and Expenses

          We incurred $118,000 of interest expense during the three month period ended December 31, 2004, an increase of $10,000 from the $108,000 of interest expended during the same period in 2003. The increase is a result of higher average interest rates.

Our Liquidity and Capital Resources

General

          Our working capital was $1,023,000 on December 31, 2004. For the three months ended December 31, 2004, capital expenditures of $612,000 and retirement of debt of $400,000 were funded primarily by cash flow from operations. During the same period in 2003, capital expenditures of $472,000 and the retirement of debt of $300,000 were funded by cash flow. The increase in our capital expenditures for the three months ended December 31, 2004 as compared to the corresponding period during the previous year was mainly a result of our drilling activities in King and Freestone Counties, Texas. Our present credit facility does not require periodic principal reductions. We have made voluntary monthly reductions of $400,000 during the first quarter of fiscal 2005 and expect to continue reductions throughout the year.

          Based on current conditions, we expect that cash flow from our operations and the available borrowing capacity under our credit facility will provide us with sufficient liquidity for the remainder of fiscal 2005.

Trends in Prices and Production

          Our liquidity is largely a function of the amount of oil and natural gas that we produce and the prices that we receive for our production. Oil and natural gas prices have fluctuated over the last twelve months, but in general, we have experienced a favorable price environment during this period. Specifically, average monthly prices as quoted on NYMEX in January 2005 were $46.82 per Bbl of oil and $6.20 per Mcf of natural gas. Average prices as quoted on NYMEX for the month of January 2004 were $34.10 per Bbl of oil and $6.25 per Mcf of natural gas. However, in other recent years, the fluctuation in the prices of oil and natural gas has been more significant. Due to this volatility in the commodity price environment, it is difficult to predict the prices that we will receive for our production in the future. Any downward trends in prices may have an adverse effect on our liquidity, cash flow, and our results of operations from quarter to quarter. Additionally, while our recent drilling and workover activities have resulted in increased production, our oil and gas reserves are subject to natural production declines. As a result, our production volumes will decrease in the future if these effects are not offset by continued successful drilling projects, workover activities or acquisition of new producing properties.

Drilling, Workovers and Other Capital Expenditures

          In the first quarter of fiscal 2005, we completed the drilling of one new well in King County, Texas in partnership with P. C. Burns Oil Producers, Inc. ("Burns"). The total estimated cost associated with this new well was $426,000. We paid 52% of these drilling and completion costs ($222,000) and Burns paid the remaining 48%, representing our respective working interests in the well. We entered into similar drilling arrangements with Burns in fiscal 2002, 2003, and 2004 which resulted in the drilling of several wells in this same area. This well was successful and is currently producing approximately 3,000 mcf of natural gas per month.

          Also in the first quarter of 2005 we drilled one new exploratory well in Freestone County, Texas. Total cost of this project was approximately $1,000,000. Trek's share was approximately $130,000, reflecting a 12.5% working interest. The well was determined to be a dry hole.

          During the three months ended December 31, 2004, we completed major workover projects on three wells located in McMullen County, Texas. The total cost of these capital expenditures was approximately $230,000, and was funded from cash flow from our operations.

          Trek has plans to commence drilling five wells during the second quarter of fiscal 2005. We anticipate that the cost to Trek will be approximately $700,000 reflecting our interest in the wells. We expect to fund this capital expenditure commitment with cash flow from operations. Any additional capital expenditures during fiscal 2005 will be a function of and dependent upon the amount of any additional cash flow from operations or other available capital resources, including available borrowings under our credit facility.

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

          On May 28, 2003 our initial funding of the credit facility was $9,351,600. The outstanding amount of our borrowings under the credit facility was $7,500,000 as of December 31, 2004. Giving effect to additional principal repayment of $100,000 made in January 2005, our outstanding borrowings as of the date of this report were $7,400,000.

          Our borrowing base under the credit facility was initially set at $11 million and is subject to semi-annual re-determination on March 1 and September 1 of each year. Currently our borrowing base is set at $11 million, which corresponds to $3,700,000 of additional borrowing capacity. We pay interest on our borrowings under the credit facility equal to the lesser of LIBOR plus 3.25% per annum or Wells Fargo's prime rate of interest plus 0.5% per annum. At no time may we have more than three tranches of borrowings that bear interest at LIBOR plus 3.25%. On December 31, 2004 LIBOR was 2.56% and Wells Fargo's prime rate was 5.25% per annum, compared to LIBOR of 1.16% and a prime rate of 4% per annum on December 31, 2003. Our most recent interest payment for January 2005 reflected a rate of 5.75%. Under the terms of the facility, we are required, among other things, to comply with interest coverage, tangible net worth, current ratio and other covenants that are customary for a credit facility of this type. The credit facility is secured by a lien on approximately 80% of our oil and natural gas properties and matures on April 30, 2006.

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

As of December 31, 2004, we were in compliance with the above covenants.

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

Proposed Reverse Stock Split

          On January 10, 2005, our board of directors approved an amendment to our certificate of incorporation to effect a 1-for-100 reverse stock split of our common stock. No fractional shares will be issued in the proposed reverse stock split. As approved by our board of directors, stockholders who hold less than 100 shares of record of existing common stock on the effective date of the reverse stock split will receive cash in the amount of $2.50 per share of existing pre-reverse split common stock. Stockholders who hold more than 100 shares of record of existing common stock on the effective date of the reverse stock split will receive one share of new common stock for each 100 shares of existing common stock held on the effective date of the reverse split and cash in lieu of any fractional share of new common stock that such holder would otherwise be entitled to receive on the basis of $2.50 per share of existing common stock. The reverse stock split is subject to the approval of our stockholders. Upon completion of the reverse stock split, our common stock would become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended, and would no longer be eligible for trading on the over the counter bulletin board. We currently expect to submit the proposed amendment to our certificate of incorporation to effect the reverse stock split to our stockholders for their approval during the third quarter of fiscal year 2005. There can be no assurance this transaction will be approved or completed.

Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We disclosed these policies in "Part I- Item 6-Management's Discussion and Analysis or Plan of Operation-Critical Accounting Policies" of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, which was filed with the SEC on December 29, 2004. Our critical accounting policies have not changed since that time.

Related Party Transactions

          We share office space, personnel, and various other services with Montgomery Petroleum, Inc. and other entities that are owned by Mr. Michael E. Montgomery. Mr. Montgomery serves on our board of directors and as our Chairman, Chief Executive Officer, President, and Chief Financial Officer. We either bill, or are billed, for the fair market value of the office space and services based on the costs incurred by the providing entity, as the case may be. For the quarter ended December 31, 2004, we were billed $35,000 for rent and other services provided by Montgomery Petroleum. Likewise, we billed Montgomery Petroleum and other Montgomery entities $8,300 for the services that we provided during the quarter ended December 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

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

          No change to our internal control over financial reporting occurred during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above).

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.6 above).

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC. (Registrant)

Date: February 18, 2005	By: /s/ Michael E. Montgomery Michael E. Montgomery President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Trek Resources, Inc. (previously filed as an exhibit to our registration statement on Form 10-SB filed on March 26, 2001, and incorporated herein by reference).

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

4.1	Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.1 above).

4.2	Certificate of Amendment to Certificate of Incorporation of Trek Resources, Inc. (filed as Exhibit 3.2 above).

4.3	Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.3 above).

4.4	Amendment to Amended and Restated Bylaws of Trek Resources, Inc. (filed as Exhibit 3.4 above).

4.5	Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 3.5 above).

4.6	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.6 above).

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