Form 10KSB/A
period 2004-12-31
TREK RESOURCES INC
filed 2005-04-15
CIK 1133932

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1
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

            The Form 10-KSB of Trek Resources, Inc. for the year ended September 30, 2004 is being amended to (i) amend Item 1.-Description of Business in response to a comment letter received from the Securities and Exchange Commission (SEC), (ii) amend Item 6.-Management's Discussion and Analysis or Plan of Operation in response to a comment letter received from the SEC, (iii) amend Item 10-Executive Compensation in response to a comment letter received from the SEC, and (iv) amend Item 13.-Exhibits to update the certifications of certain executive officers as of the date of this amendment. The Form 10-KSB is hereby amended and restated in its entirety (other than the Exhibits previously filed with Form 10-KSB).

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

          In the past we have financed our acquisitions of properties through bank borrowings. To date, drilling and workover (expenditures to restore or increase production) activities have been financed by cash flow from operations. We participate in exploration on a limited basis as a partner with other oil and natural gas companies in order to reduce the risk inherent in these activities.

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

Industry Language

          The oil and natural gas industry is characterized by the use of very precise specialized language. The following is a brief explanation of certain industry terms which we use in this annual report on Form 10-KSB. We believe this explanation will help you understand our operations, risks, and strategies. (Certain other technical terms are defined in a "Glossary" located at page 28).

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

Risks Related to Our Business

We Have Incurred Losses in the Past

          We have an accumulated deficit of $3.3 million at September 30, 2004, which is the result of significant losses for the years ended September 30, 2002, September 30, 1999 and prior periods. We may incur net losses in the future, and these losses may be significant. Consequently, our liquidity has been reduced, which has made it more difficult for us to raise capital. If our ability to raise capital is impaired we may be required to incur additional debt and may be unable to implement our current business strategy.

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

Our failure to obtain any required additional financing may impede our ability to acquire oil and natural gas leaseholds or producing properties, fun drilling and workover operations on our properties, and increase our oil and natural gas reserves. If we are unable to increase our level of reserves, our future cash flow and earnings may be significantly reduced.

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

          If we enter into hedging arrangements in the future, reduced earnings and cash flow resulting from our hedging activities could have an adverse effect on our financial condition and operations. We may have to make payments and incur losses under these types of contracts in the future depending on the difference between actual and hedged prices of oil and natural gas. In addition, hedging arrangements may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas. Market prices may exceed the prices at which we contract under the hedging arrangements, resulting in our need to make significant cash payments.

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

We Are Subject to Third Party Credit Risks

          We sell our production to multiple purchasers, five of whom accounted for approximately 81% of fiscal 2004 sales. Our largest purchasers during fiscal 2004 were Plains Marketing, L.P., Eastex Crude Company, Sonoco, Inc., Duke Energy Field Services, and Texas Energy Inc., who accounted for 27%, 15%, 14%, 13% and 12% of our respective total revenues during fiscal 2004. The same top five oil and natural gas purchasers accounted for 25%, 14%, 14% and 13% and 12% of our respective total revenues for fiscal 2003. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area, which could lead to a material loss. In addition, in recent years, a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for our oil and natural gas production. This reduction in potential customers has reduced market liquidity and, in some cases, has made it difficult for us to identify creditworthy purchasers. While we monitor the creditworthiness of our purchasers, we may experience a material loss as a result of the failure of our purchasers to pay us for prior purchases of our oil and natural gas.

If We Are Unable to Compete Effectively Against Other Oil and Natural Gas Companies, We May Be Unable to Acquire New Properties at Attractive Prices or to Successfully Develop Our Properties

          We encounter strong competition from other oil and natural gas companies in acquiring properties and leases for the exploration, exploitation, and production of oil and natural gas. Many of our competitors have financial resources, staff, and facilities substantially greater than ours. Our competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit. As a result, we may not be able to buy properties at affordable prices or to successfully develop our properties. Our ability to explore, develop, and exploit oil and natural gas reserves and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. Specifically, many larger oil and natural gas companies have recently been actively marketing some of their existing producing properties for sale to independent producers. We may not be successful in acquiring any of these properties.

We May Encounter Marketing Risks

          Our future ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. With the exception of a few small gathering systems, we do not currently operate pipelines or transportation facilities, thus we are dependent on third parties to transport our products. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Presently, the majority of our natural gas production is transported by the gas gathering system owned by Gulfterra Texas Pipeline, the WTG Jameson gas gathering system, various gas gathering systems owned by Duke Energy Field Services, and the Gilliland gas gathering system owned by Enbridge Resources, Inc. If our access to these pipelines is terminated, our ability to sell our natural gas could be limited, substantially impacting our revenues until we secure new transportation arrangements.

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

We Are Highly Dependant on the Services of Michael E. Montgomery

          We are substantially dependent upon the skills of our President and Chief Executive Officer, Mr. Michael E. Montgomery. Mr. Montgomery has significant experience in acquiring oil and natural gas properties. We do not have an employment agreement with Mr. Montgomery nor do we maintain a "key-man" insurance policy for Mr. Montgomery. The loss of the services of Mr. Montgomery could have a material adverse impact upon our future growth, cash flow, and earnings and could hinder our ability to successfully implement our business strategy.

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

Risks Related to the Oil and Natural Gas Industry

Our Revenue Depends on Oil and Natural Gas Prices Which Fluctuate

          Our future financial condition, access to capital, cash flows, and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are also beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

*	the level of domestic production;
*	the availability of imported oil and natural gas;
*	actions taken by foreign oil and natural gas producing nations;
*	the cost and availability of transportation systems with adequate capacity;
*	the cost and availability of competitive fuels;
*	fluctuating and seasonal demand for natural gas;
*	Conservation and the extent of governmental regulation of production;
*	weather;
*	foreign and domestic government relations;
*	the price of domestic and imported oil and natural gas; and
*	the overall economic environment.

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

We May Be Unable to Acquire or Develop Additional Reserves

          Our future success as an oil and natural gas producer depends upon our ability to find, develop, or acquire additional oil and natural gas reserves that are profitable to produce. Factors which may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. Also, our production will decline as our proved reserves decline. In addition, if our reserves and production decline, then the amount we are able to borrow under our credit agreement may also decline. We may not be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves. If we are unable to increase or otherwise extend the life of our oil and natural gas reserves, our cash flow will eventually decline.

We May be Unable to Overcome Risks Associated with Our Drilling Activities

          Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, we may use 3-dimensional seismic and other advanced technology to explore for oil and natural gas which may require greater pre-drilling expenditures than traditional drilling strategies. While we use advanced technology in our operations, this technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. As a result, we may be unsuccessful in our future drilling activities.

Our Estimates of Oil and Natural Gas Reserves Involve Inherent Uncertainty

          Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. This annual report contains an estimate of our proved oil and natural gas reserves and the estimated future net cash flows and revenue generated by the proved oil and natural gas reserves. These estimates are based upon reports of our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "SEC"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. These reports should not be construed as the current market value of our estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, these estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for our production can adversely impact the estimated volumes of our reserves.

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

We maintain insurance against some, but not all, of these risks. We maintain general commercial liability insurance, as well as limited insurance for well control expenses, costs of re-drilling or restoring damaged wells, and environmental pollution liability. Our insurance may not be adequate to cover these losses or liabilities. Further, we cannot predict the continued availability of insurance, or availability of insurance at commercially acceptable premium levels. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could require us to make large unbudgeted cash expenditures that could materially impact our future financial condition, earnings, and cash flow.

          From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to reduced or terminated production. These curtailments may last from a few days to several months, or longer.

We May Not Identify All Risks Associated with the Acquisition of Oil and Natural Gas Properties

          Generally, it is not feasible for us to review in detail every individual property involved in an acquisition. Our business strategy focuses on acquisitions of producing oil and natural gas properties. Any future acquisitions will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher-valued properties. We have conducted a preliminary "Phase I" environmental assessment, which consists of visual inspections of properties, a review of applicable records and discussions with relevant personnel, for active producing properties that constitute approximately 53% of our producing reserve base. However, even a detailed review of these properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we do inspect a well. Even if we identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable. Our newly acquired oil and natural gas properties may not be successfully integrated into our operations or achieve desired profitability.

Our Secondary Recovery Projects Require Significant Capital Expenditures and May Not Be Commercially Successful

          We face the risk that we will spend a significant amount of money on secondary recovery operations, such as waterflooding projects, without any increase in production. Although waterflooding requires significant capital expenditures, the total amount of reserves that can be recovered though waterflooding is uncertain. In addition, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result from the injection. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity, permeability, and heterogeneity of the formation, the technique used and the location of injection wells. If our secondary recovery projects are unsuccessful, or if there is substantial delay in the success of our secondary recovery projects, our cash flows and future earnings may be significantly reduced and we may suffer losses due to the high costs of these secondary recovery efforts.

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

We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, the net capitalized costs of oil and natural gas properties may not exceed a ceiling limit that is based on the present value, based on flat prices at a single point in time, of estimated future net revenues from proved reserves, discounted at 10%. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of this excess to earnings in the quarter in which the excess occurs. We may not reverse write-downs even if prices increase in subsequent periods. A write-down reduces the book value of our net tangible assets and stockholders' equity.

Risks Related to Ownership of Our Common Stock

There is a Limited Market for Our Common Stock

          Our common stock trades on the over-the-counter market and is quoted on the over-the-counter bulletin board ("OTCBB") maintained by the National Association of Securities Dealers. Prior to October 2, 2001, our common stock was quoted in "pink sheets" published by the National Quotation Bureau. Additionally, although prices for our common stock are quoted on the OTCBB, the market for our common stock is very small. According to information supplied by our transfer agent, Colonial Stock Transfer on November 11, 2004, there are ten institutions that act as "market makers" and buy and sell shares of our common stock as orders are placed. Specifically, these market makers are William V. Frankel & Co., Jersey City, New Jersey, Hill Thompson Magid & Co., Jersey City, New Jersey, Crown Financial Group, formerly M.H. Meyerson & Co., Inc., Jersey City, New Jersey, First Southwest, Dallas, Texas, Sterne Agee Capital Markets, Boca Raton, Florida, Brokerage America, Boston, Massachusetts, Knight Securities, Inc., Jersey City, New Jersey, Pershing, Jersey City, New Jersey, Hudson Securities, Inc., Jersey City, New Jersey, and Schwab Capital Markets, L.P., Jersey City, New Jersey. These or other market makers may not continue to actively deal in our common stock. If we are unable to locate a market maker, the liquidity of shares of our common stock will be severely limited. On many trading days, there is no trading in our common stock at all. Our investors may not be able to sell shares of our common stock at prices and times that are desirable.

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

          During January 2004, we acquired an interest in a property in Louisiana at a cost of approximately $25,000. This interest was acquired from Live Oak Energy, an unrelated third party. Live Oak Energy retained a 25% working interest in the property. We drilled the Maddox #1 on this property during the second quarter of fiscal 2004. The total cost of this well was approximately $500,000. Since we had an 18.75% share in the drilling and completion costs of the well, our share of the drilling cost was approximately $95,000. This well was determined to be a dry hole. We recently sold our interest in this well back to Live Oak Energy for salvage value in an arms' length transaction.

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

          In the third and fourth quarters of 2004, three non-operated wells, in each of which we have an approximately one percent interest, were drilled in Oklahoma. Two were drilled by the operator Apache Corporation and one by Chesapeake Operating, Inc. All three wells were completed and are producing an aggregate of approximately 450 Mcf per month. We paid a total of $69,000 of the drilling and completion costs, representing our approximately 1% working interest in each of these wells.

We Purchased Two Producing Gas Wells

          In the quarter ended June 30, 2004, we purchased two producing natural gas wells located in Cottle County, Texas for $345,000 from EXCO Resources, Inc., an unrelated third party. This acquisition, effective March 1, 2004, was reflected in the capital additions for the second quarter. We took over the operations of these two wells on April 1, 2004, and they are currently producing a total of approximately 3,500 Mcf per month.

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

New Credit Facility

          Prior to May 28, 2003, we had a credit facility in place with Compass Bank which provided for borrowings up to $25 million. On September 30, 2002, we had an outstanding balance of $10,700,000 and no borrowing capacity under the Compass Bank facility. The terms of our Compass Bank credit facility included provisions that automatically reduced the amount of our borrowing capacity every month. During fiscal 2002, these borrowing base reductions typically resulted in our need to make a repayment of principal, as we did not have sufficient borrowing capacity at the time of each reduction. As a result, we entered into a forbearance agreement with Compass Bank on October 10, 2002 that was amended on December 2, 2002. In accordance with the amended forbearance agreement, we made a principal repayment of $1,000,000 on December 2, 2002. This principal repayment was funded by the sale and issuance of $1,000,000 of Series A convertible preferred stock on December 2, 2002 to Michael E. Montgomery, our chairman of the board, president, chief executive officer and chief financial officer. Additionally, we agreed to make monthly principal repayments of $60,000 per month beginning on January 1, 2003 through the maturity of the credit facility on June 1, 2003. We were also required to make monthly interest payments on our borrowings under the credit facility at a rate equal to, at our option, the London Inter-Bank Offer Rate ("LIBOR") plus 4% per annum or at Compass Bank's prime rate of interest plus 1.5%. However, if we did not make the monthly principal repayments required by the forbearance agreement, the rate of interest would increase to the bank's prime rate plus 5%.

Under the terms of the Compass Bank credit facility, we were required to comply with the following financial covenants:

-	our ratio of current assets to current liabilities (excluding the bank debt) could not be less than 1.25 to 1.0 at any time;

-

our tangible net worth was required to be at least equal to the sum of (a) $1,100,000, (b) 50% of any net income for fiscal years ending after September 30, 2002 and (c) 100% of any proceeds that we receive from equity issuances or other types of capital contributions after September 30, 2002; and

-	our quarterly ratio of earnings (before interest, taxes, depreciation, depletion, amortization and other non-cash items) to interest expense could not be less than 3.0 to 1.0.

For more information regarding our prior credit facility with Compass Bank, see Item 2 of our quarterly report on Form 10-QSB for the quarter ended December 31, 2002 filed on February 14, 2003.

          On May 28, 2003, we entered into a new loan agreement with Wells Fargo Bank Texas, National Association, for a secured credit facility that permits us to borrow up to $25 million from Wells Fargo on a revolving basis, subject to borrowing base limitations. This new credit facility was entered into to repay the amounts previously advanced to us under our prior credit facility with Compass Bank. The Compass Bank facility was paid off in full on May 28, 2003 upon the funding of this new loan.

          Our initial funding of the new Wells Fargo credit facility was $9,351,600. The outstanding amount at September 30, 2003 was $8,800,000. Giving effect to principal repayments totaling $900,000 that were made in fiscal 2004, the outstanding amount of our borrowings under the credit facility was $7,900,000 as of September 30, 2004. For a further description of our credit facility with Wells Fargo, please see Part II - Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

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

          We have acquired interests in producing and non-producing acreage in the form of working interests, royalty interests, overriding royalty interests and net profits interests. Substantially all of our property interests, and the assignors' interests in the working or other interests in the underlying properties, are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract oil and natural gas from specified areas. Consideration for these leases may consist of a lump sum payment, such as a bonus, and a fixed annual charge, such as a delay rental, prior to production unless the lease is paid up and, once production has been established, a royalty based generally upon either the proceeds from the sale of oil and natural gas or the market value of oil and natural gas produced. All the leases we have in effect at this time are paid up leases and therefore do not require delay rental payments. Once wells are drilled, a lease generally continues so long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of our non-producing acreage is held under leases from mineral owners or governmental entities which expire at varying dates. We are not currently obligated to pay annual delay rentals to the lessors of some properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and natural gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances.

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

          All reserves are evaluated at constant temperature and pressure, which can affect the measurement of natural gas reserves. Operating costs, development costs and some production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes, operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV-10 from future net cash flows differ from the standardized measure set forth in the notes to our consolidated financial statements, which is calculated after provision for future income taxes. These estimates may not be accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

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

Our Production

          The following table summarizes for the periods indicated, our revenues, net production of oil and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

	Fiscal Year Ended September 30,
	2003	2004
Sales:
Oil:
Revenue	$4,122,891	$4,952,954
Production sold (Bbls)	139,070	137,151
Average sales price per Bbl	$29.64	$36.11

Natural Gas:
Revenue	$3,955,175	$3,928,944
Production sold (Mcf)	812,475	742,349
Average sales price per Mcf	$4.87	$5.30

Costs and Expenses:
Production costs per Boe	$10.56	$11.90
Depreciation, depletion and amortization per Boe	$4.19	$4.93

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

          In the first quarter of fiscal 2004 we drilled an infield development well, the Beggs #2 on the same lease as our currently producing Beggs #1 well in Eastland County, Texas. Our share of the costs was approximately $140,000, reflecting our 96% working interesting this well. The other 4% working interest is owned by the Cruce Test Trust, an unrelated third party. The well was successful and is currently producing approximately 3 Bbls of oil per day.

          During January 2004, we acquired an interest in a property in Louisiana from Live Oak Energy, an unrelated third party, at a cost of approximately $25,000. Live Oak Energy retained a 25% working interest in the property. We drilled the Maddox #1 on this property during the second quarter of fiscal 2004. The total cost of this well was approximately $500,000. Since we had an 18.75% share in the drilling and completion costs of the well, our share of the drilling cost was approximately $95,000. This well was determined to be a dry hole. We recently sold our interest in this well back to Live Oak Energy at salvage value in an arms' length transaction.

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

          We may not be able to market all the oil or natural gas that we produce or, if our oil or natural gas can be marketed, that we can negotiate favorable price and contractual terms. Changes in oil and natural gas prices may significantly affect our revenues and cash flow and the value of our oil and natural gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on our business and financial condition.

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

          Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and we may not be able to compete satisfactorily in acquiring properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing some of their existing producing properties for sale to independent producers. We may not be successful in acquiring any of these properties.

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

          Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for the cleanup of pollution. We use an outside environmental consulting firm, Kane Environmental Consultants, to review our compliance with all environmental regulations, obtain any necessary permits such as compressor permits for oversize compressors, and prepare spill prevention plans as needed. We are currently in material compliance with all environmental requirements. We also use Miller Consulting to obtain and maintain our registration of each new well and drilling permits. We are in material compliance with our permit obligations. The costs of one-time drilling permits range from $200 to $600, and one-time fees for oversized compressors (we currently have two in use) are $750.

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

Our Liquidity and Capital Resources

General

          Our working capital was $982,000 on September 30, 2004. For the twelve months ended September 30, 2004, capital expenditures of $2,400,000 and retirement of debt ($900,000) were funded primarily by cash flow from operations. During the same period in 2003, capital expenditures of $634,000 and the retirement of debt ($2,007,000) were funded by additional credit facility borrowings and cash flow. We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit facility are adequate to meet the cash requirements of our business for the foreseeable future. The following is a list of our major capital expenditure projects in fiscal 2004.

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

          We expect to continue to utilize cash from operations and available funds under our credit facility to fund our acquisitions, capital expenditures and working capital. We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit facility are adequate to meet the cash requirements of our business for the foreseeable future. However, future cash flows are subject to a number of risks, trends and uncertainties, including:

*

Oil and Natural Gas Prices. A substantial or extended decline in oil and/or natural gas prices may have a material adverse effect on our cash flows, financial position, results of operations, access to capital and on the estimated value of our natural gas and oil reserves. Our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices.

*

Production Volumes. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. Also, our production will decline as our proved reserves decline. In addition, if our reserves and production decline, then the amount we are able to borrow under our credit agreement may also decline.

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

Payments Due Within
Contractual Obligations	Total	1 year	2-3 years	4-5 years	more than 5 years
Long-Term Debt	$ 7,900,000	$ -	$ 7,900,000	$ -	$ -

Capital Lease Obligations	-	-	-	-	-

Operating Leases	169,000	137,000	32,000	-	-

Unconditional Purchase Obligations	-	-	-	-	-

Other Long-Term Obligations	-	-	-	-	-

Total Contractual Cash Obligations	$ 8,069,000	$ 137,000	$ 7,932,000	$ -	$ -

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

          During the second and third quarters of fiscal 2003, we entered into a farmout agreement (an agreement whereby a lease owner allows an assignment to another operator to drill on the lease in exchange for future compensation) with MBOE Inc., an entity that is wholly owned by Mr. Montgomery. These arrangements were approved by our board of directors and were based on past similar drilling agreements with independent third parties. The farmout arrangements involved three re-entry workovers of two non-producing wells in the Farnsworth Unit in Ochiltree County, Texas and another non-producing well in Cottle County, Texas. MBOE agreed to pay 100% of the costs of these workovers to earn an eventual assignment of 50% of the working interests to these wells. We have completed the work on all three of these wells, and two of the three are now producing. The average cost for each workover, paid by MBOE, was $150,000. Until MBOE has recovered the costs of these workovers, MBOE will receive all proceeds that we would otherwise be entitled to from the sale of production from these wells. After MBOE has recovered the costs of the workovers, we will assign 50% of our working interests in these wells to MBOE. No additional farmout arrangements were added in fiscal 2004.

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year Ended September 30,	Salary	Bonus	Other Annual Compensation.	Number of Securities Underlying Options/SARs	All Other Compensation

Michael E. Montgomery(1) President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	2004 2003	$120,000 $120,000	$3,600 $3,600	-0- -0-	-0- -0-	-0- -0-

          The preceding table shows all cash compensation paid or to be paid by us, as well as certain other non-cash compensation paid or accrued, during the fiscal years indicated, to our named executive officers in all capacities in which they served.

          We did not grant any stock options to our named executive officers during the fiscal year ended September 30, 2004. If not exercised, all outstanding stock options expire ten years from the date issued.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table shows the beneficial ownership of our common stock as of December 15, 2004 for (1) our directors, (2) our executive officers who are listed in the Summary Compensation Table, (3) our directors and executive officers as a group and (4) beneficial owners of 5% or more of our common stock:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Approximate Percentage Of Common Stock

Officers and Directors:

Michael E. Montgomery 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	3,566,544 (1)	71.3%

Harold H. Ginsburg 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	22,510 (2)	(3)

Kenneth R. Smith 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	27,510 (2)	(3)

Dewain V. Hill 4925 Greenville Avenue, Suite 955 Dallas, Texas 75206	22,510 (2)	(3)

All executive officers and directors as a group (5 persons)	3,639,074	71.8%

Five Percent Stockholders (4)

Faye C. Briggs 12076 Tavel Circle Dallas, Texas 75230	3,566,544 (5)	71.3%

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

10.7	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

23.1	Consent of Hein + Associates, LLP, independent accountants (previously filed as Exhibit 23.1 to our Form 10-KSB filed on December 29, 2004 and incorporated herein by reference).

23.2	Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers (previously filed as Exhibit 23.2 to our Form 10-KSB filed on December 29, 2004 and incorporated herein by reference).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREK RESOURCES, INC.

Date: April 15, 2005	By: /s/ Michael E. Montgomery
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

Hein & Associates LLP
Dallas, Texas
December 15, 2004

Trek Resources, Inc.

Balance Sheet

	September 30,	September 30,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$1,357,741	$1,044,306
Accounts receivable, net of allowance of $10,045 at September 30, 2004 and 2003	1,256,714	1,069,032
Prepaid assets	92,989	127,456
Total current assets	2,707,444	2,240,794

Property and equipment at cost:
Oil and gas properties, full cost method of accounting	20,980,335	18,588,389
Other	156,197	142,043
	21,136,532	18,730,432
Less accumulated depreciation and depletion	7,668,664	6,349,397
Net property and equipment	13,467,868	12,381,035

Other assets	137,626	137,626
Total assets	$ 16,312,938	$ 14,759,455

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 716,711	$ 633,538
Accrued liabilities	1,001,838	732,918
Drilling advances	6,412	7,804
Total current liabilities	1,724,961	1,374,260

Long-term asset retirement obligation	1,205,405	1,158,468
Long-term debt	7,900,000	8,800,000

Commitments and contingencies (Note 11)	-	-

Stockholders' equity:
Preferred Stock, $0.01 par value; 400,000 shares authorized; Series A, 100,000 shares designated; 100,000 shares issued and outstanding; liquidation preference of $1,017,500	1,000	1,000

Common stock, $0.10 par value; 15,000,000 shares authorized;3,536,439 shares issued	353,673	353,673
Additional paid-in capital	8,442,280	8,403,560
Accumulated deficit	(3,314,381)	(5,331,506)
Total stockholders' equity	5,482,572	3,426,727
Total liabilities and stockholders' equity	$ 16,312,938	$ 14,759,455

See accompanying notes.

Trek Resources, Inc.

Statements of Operations

	2004	2003
Revenues - oil and gas sales	$ 8,881,898	$ 8,078,066

Costs and expenses:
Lease operating expenses	3,982,025	3,800,535
General and administrative	1,080,334	943,124
Depreciation, depletion, and amortization	1,319,267	1,148,772
Total costs and expenses	6,381,626	5,892,431
Income from operations	2,500,272	2,185,635

Other income (expense):
Interest expense	(425,930)	(504,569)
Gain in fair value of derivatives of $276,384,
net of settlement losses of $492,583	-	(216,199)
Other	12,783	(78,547)
Total other income (expense)	(413,147)	(799,315)
Income before accounting change	2,087,125	1,386,320

Cumulative effect of accounting change	-	(59,610)

Net Income	$ 2,087,125	$ 1,326,710
Preferred Dividends	70,000	58,137
Net Income available to common shareholders	$ 2,017,125	$ 1,268,573

Weighted average common shares outstanding
Basic	3,536,469	3,536,469
Diluted	4,966,914	4,965,040
Income before accounting change per share:
Basic	$ .57	$ .38
Diluted	$ .42	$ .28
Cumulative effect of accounting change per share:
Basic	$ -	$ (.02)
Diluted	$ -	$ (.01)
Net income per share available to common shareholders
Basic	$ .57	$ .36
Diluted	$ .42	$ .27

See accompanying notes

Trek Resources, Inc.

Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2002	-	-	3,536,469	353,673	7,462,407	(6,600,079)	1,216,001
Issuance of Preferred Stock, net of issuance costs	100,000	1,000	-	-	941,153	-	942,153
Dividends on Preferred Stock	-	-	-	-	-	(58,137)	(58,137)
Net income	-	-	-	-	-	1,326,710	1,326,710
Balance at September 30, 2003	100,000	1,000	3,536,469	353,673	8,403,560	(5,331,506)	3,426,727
Compensation costs - Options	-	-	-	-	38,720	-	38,720
Dividends on Preferred Stock	-	-	-	-	-	(70,000)	(70,000)
Net income	-	-	-	-	-	2,087,125	2,087,125
Balance at September 30, 2004	100,000	$ 1,000	3,536,469	$ 353,673	$8,442,280	$(3,314,381)	$5,482,572

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

11. Oil and Gas Data Producing Activities

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

		Natural
Reserve Data (Unaudited)	Oil	Gas
	(Bbls)	(Mcf)
Proved reserves as of September 30, 2002	1,569,250	10,442,080
Extensions and discoveries	148,062	2,152,902
Revisions of previous estimates	(183,145)	(508,020)
Purchases of reserves in place	630	119,385
Production	(139,071)	(812,475)
Proved reserves as of September 30, 2003	1,395,726	11,393,872
Extensions and discoveries	65	92,720
Revisions of previous estimates	177,066	(1,063,803)
Purchases of reserves in place	230	313,852
Production	(137,153)	(742,350)
Proved reserves as of September 30, 2004	1,435,934	9,994,291
Proved developed reserves:
September 30, 2003	1,226,556	9,787,870
September 30, 2004	1,316,473	8,927,814

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

10.7	Registration Rights Agreement, dated as of December 2, 2002, by and among Trek Resources, Inc., Michael E. Montgomery and Faye C. Briggs (filed as Exhibit 4.6 above).

23.1	Consent of Hein + Associates, LLP, independent accountants (previously filed as Exhibit 23.1 to our Form 10-KSB filed on December 29, 2004 and incorporated herein by reference).

23.2	Consent of LaRoche Petroleum Consultants, Ltd., independent petroleum engineers (previously filed as Exhibit 23.2 to our Form 10-KSB filed on December 29, 2004 and incorporated herein by reference).

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